Form 10-K
period 2009-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2010-03-31
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:     333-156357

COMMONWEALTH INCOME & GROWTH FUND VII, LP
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3733264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Brandywine One, Suite 200
2 Christy Drive, Chadds Ford PA 19317
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on
which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
 (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act):  YES ☐     NO ☒

Indicate by checkmark if the registrant is not required to file to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer,” “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES ☐     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  N/A

Documents incorporated by reference:  None

FORM 10-K
DECEMBER 31, 2009

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, trade protection measures; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1:                      BUSINESS

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008.  Its general partner is Commonwealth Income & Growth Fund, Inc., and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement.  The general partner is also responsible for identifying and making investments on behalf of the Partnership.    The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the “effective date”).  The offering is described in detail in the prospectus constituting a part of such registration statement.  The offering is a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds will be held in escrow pending the receipt of the minimum amount. As of the effective date, the Partnership received an initial capital contribution of $1,000 from its general partner.  The Partnership intends to use the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment.

As of the fiscal year ended December 31, 2009, the Partnership had not yet received the minimum required proceeds in its public offering, and therefore no such proceeds were released from escrow by our escrow agent, Branch Banking & Trust Company. Thus, we have not yet commenced business operations and no equipment has been acquired for the Partnership, nor has the Partnership entered into any equipment leases as of December 31, 2009. When the minimum offering amount is received and released from escrow, we will begin to file supplements and/or post effective amendments to our registration statement, which will provide updated operational and financial information, and will detail any initial equipment acquisitions by the Partnership and any additional material changes as of the date of such supplement or amendment.

As of March 25, 2010, with the exception of approximately $930,000 in offering proceeds currently held in escrow, there have been no material changes to the Partnership’s business, risk factors, business objectives, investment policies, the market for our securities, our financial data, our market risk exposure, our management, executive compensation, securities ownership by beneficial owners and management or the status of any related-party transactions, all as described in our current prospectus.

ITEM 1A:                       RISK FACTORS

NOT APPLICABLE

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                      PROPERTIES

NONE

ITEM 3:                       LEGAL PROCEEDINGS

NONE

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5:      MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2009, there were no holders of units.  However, subscriptions for units have been received from 42 prospective investors, which subscriptions are held in escrow pending the offering reaching the minimum amount to break escrow.  If the minimum amount is not raised by the end of the two-year offering period, the offering proceeds held in escrow will be returned to investors with interest and without deduction or penalty.  The Units are not and are not expected to be listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units, as described in the Partnership’s prospectus.

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ending December 31, 2009, the Partnership had not yet commenced operations.  The sole asset of the Partnership is therefore the $1,050 cash held in a checking account, which amount has not changed since the date of the Partnership’s prospectus.  Investor subscriptions received during 2009 remain in an escrow account pending the Partnership’s raising the minimum offering amount in its public offering.  As of March 30, 2009, the minimum offering amount had not yet been raised.  As of March 25, 2010, subscriptions for $930,000 from 42 prospective investors are held in escrow pending the minimum offering amount being raised.

The Partnership anticipates that the minimum offering amount will be reached during the second quarter of 2010.  At that time, management will seek appropriate equipment investments based upon our investment objectives and policies, as described in the prospectus.

ITEM 7.A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statement for the fiscal year ended December 31, 2009, and the report thereon of Asher & Company, Ltd, is included in this annual report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

 ITEM 9A:                      CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates, is made known to these officers by our and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9A (T):                                CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.     It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2009.   Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2009, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B:                      OTHER INFORMATION

NONE

ITEM 10:                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VI and is the manager of several private entities.  The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. (“CCSC”), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

William Pieranunzi III	Director of CCC and CCSC

Lynn A. Franceschina	Executive Vice President, Chief Operating Officer, and Director of CCC,
CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC,
CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

  Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 50, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 59, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the National Association of Equipment Leasing Brokers and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

  William Pieranunzi III, age 52, joined Commonwealth in November 2007 as President of CCSC, the broker/dealer affiliate.  As President, Mr. Pieranunzi was responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  In August 2009, Mr. Pieranunzi resigned as President of CCSC, but remains a director of CCC and CCSC. Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in September 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

    Lynn Franceschina, age 38, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, and the Institute of Management Accountants.

    Jay Dugan, age 61, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 71, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    Mark Hershenson, age 44, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    James Pruett, age 44, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

    Richard G. Devlin, age 38, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 47, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 63, joined Commonwealth in August 2006 as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked as an accountant at Sunoco Logistics Partners LP located in Philadelphia from February 2002 to August 2006, and at Sunoco, Inc. from September 1985 through January 2002.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

     Donnamarie D. Abbott, age 51, joined Commonwealth in 2001 as an Investor Services Specialist and Assistant Office Manager. She was named Investor Services Manager in April 2005 and as Vice President of the parent and its affiliates in April 2006.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

    Lisa Renshaw, age 53, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business.  A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected.  Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

The Partnership has no audit committee financial expert, as defined in item 401 of Regulation S-K (17CFR § 229.401) under the Exchange Act, serving on its audit committee.  An audit committee is not required because the Partnership is not a listed security (as defined by 17CFR§ 240.10A-3); therefore, no audit committee financial expert is required.

CODE OF ETHICS

In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly in light of Partnership's limited business activities.

ITEM 11:                      EXECUTIVE COMPENSATION

The Partnership does not have any Directors or executive officers.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

NONE

ITEM 13:                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its affiliates are set forth in the Partnership’s prospectus and have not been modified since the date of the Prospectus.  For the year ended December 31, 2009, and through March 30, 2010, the Partnership had not yet raised the minimum offering amount to break escrow and has therefore not yet commenced operations.  As a result, no commissions, fees or expense reimbursements of any kind have been paid by the Partnership to the General Partner, its affiliates, or any other entity.

The conflicts of interest faced by the General Partner described in the Partnership’s prospectus, remain in existence and have not materially changed since the date of such prospectus.

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2009 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $2,000 and were paid by the general partner.

AUDIT-RELATED FEES

There were no fees billed in the fiscal year ended December 31, 2009 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal year ended December 31, 2009 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

The were no fees billed in the fiscal year ended December 31, 2009 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

PRE-APPROVAL POLICIES AND PROCEDURES

The policy of the General Partner provides for pre-approval of all audit related services, tax planning and other services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.  In pre-approving such fees, if any, in the future, the Board of Directors of the General Partner must conclude that the provision of such services by the Partnership’s independent registered public accounting firm is compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2009, other than audit related fees.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)	Financial Statement
	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheet as of December 31, 2009	F-2
	Notes to Financial Statement	F-3
(a) (2)	Schedules

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

*Incorporated by reference to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-156357)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2010 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2010:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VII

                      For the year ended December 31, 2009

Commonwealth Income &
Growth Fund VII

Financial Statements
For the year ended December 31, 2009

-  -

Commonwealth Income & Growth Fund VII

Contents

Report of Independent Registered Public Accounting Firm	F-1

Financial statement
Balance sheet	F-2

Notes to financial statements	F-3

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2009. The Partnership’s management is responsible for this financial statement. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII as of December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2010

F-1

Commonwealth Income & Growth Fund VII

Balance Sheets

December 31, 2009

ASSETS

ASSETS
Cash	$1,050

Total Assets	$1,050

PARTNERS' CAPITAL

PARTNERS' CAPITAL
General Partner	$1,050
Limited Partner	500
1,550
Less receivable from Limited Partner	(500)
Total Partners' Capital	1,050

Total Partners' Capital	$1,050

see accompanying notes to financial statement

F-2

Commonwealth Income & Growth Fund VII

Notes to Financial Statements

1.  BUSINESS

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008.  Its general partner is Commonwealth Income & Growth Fund, Inc., and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement.  The general partner is also responsible for identifying and making investments on behalf of the Partnership.    The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the “effective date”).  The offering is described in detail in the prospectus constituting a part of such registration statement.  The offering is a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds will be held in escrow pending the receipt of the minimum amount. As of the effective date, the Partnership received an initial capital contribution of $1,000 from its general partner.  The Partnership intends to use the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment.

As of the fiscal year ended December 31, 2009, the Partnership had not yet received the minimum required proceeds in its public offering, and therefore no such proceeds were released from escrow by our escrow agent, Branch Banking & Trust Company. Thus, we have not yet commenced business operations and no equipment has been acquired for the Partnership, nor has the Partnership entered into any equipment leases as of December 31, 2009. When the minimum offering amount is received and released from escrow, we will begin to file supplements and/or post effective amendments to our registration statement, which will provide updated operational and financial information, and will detail any initial equipment acquisitions by the Partnership and any additional material changes as of the date of such supplement or amendment.

As of March 25, 2010, with the exception of approximately $930,000 in offering proceeds currently held in escrow, there have been no material changes to the Partnership’s business, risk factors, business objectives, investment policies, the market for our securities, our financial data, our market risk exposure, our management, executive compensation, securities ownership by beneficial owners and management or the status of any related-party transactions, all as described in our current prospectus.

Additionally, on November 26, 2008, the Registrant sold a limited partnership interest to the Chief Executive Officer of Commonwealth Capital Securities Corp., the initial limited partner of the Partnership, for $500. The Registrant determined the issuance of such interest to be exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 4(2) thereof exempting transactions by an issuer not involving any public offering.

The Partnership plans to offer for sale, through a public offering, from 57,500 to 2,500,000 Units at a cash purchase price of $20 per Unit.

The Partnership’s fiscal year ends on December 31.

2. RELATED PARTY TRANSACTIONS

The Partnership will pay for organizational and offering expenses in connection with the issuance and distribution of Units. The General Partner, Commonwealth Capital Securities Corp., also a wholly owned subsidiary of Commonwealth of Delaware, Inc., and their respective affiliates will receive substantial fees and compensation in connection with the offering of Units and management of the Partnership's assets.