Form 10-Q
period 2010-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2010-05-17
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010    or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-156357

COMMONWEALTH INCOME & GROWTH FUND VII, LP
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3733264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200
2 Christy Drive
Chadds Ford, PA 19317
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☐      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

FORM 10-Q
MARCH 31, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and cash equivalents	$336,060	$1,050

Computer equipment, at cost	663,173	-
Accumulated depreciation	-	-
	663,173	-

Equipment acquisition costs, net of accumulated amortization of $0	26,527	-
Prepaid acquisition fees	14,069	-
	40,596	-

Total Assets	$1,039,829	$1,050

Liabilities and Partners' Capital

Liabilities
Accounts payable, Commonwealth Capital Corp.	$27	$-
Total Liabilities	27	-

Partners' Capital
General Partner	1,050	1,050
Limited Partners	1,038,752	500
Less receivable from Limited Partners	-	(500)
Total Partners' Capital	1,039,802	1,050

Total Liabilities and Partners' Capital	$1,039,829	$1,050

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Operations

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010
(unaudited)

Revenue
Total Revenue	$-

Expenses
Operating, excluding depreciation	27
Organizational costs	12,538
Total expenses	12,565

Net (loss)	$(12,565)

Net (loss) allocated to limited partners	$(12,565)

Net (loss) per equivalent limited partnership unit	$(0.21)

Weighted average number of equivalent limited partnership units outstanding during the period	59,700

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the period March 31, 2010 (Commencement of Operations) through March 31, 2010
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Limited Partner Receivable	Total
Balance, March 31, 2010	50	25	$1,050	$500	$(500)	$1,050
Contributions	-	59,675	-	1,193,500	500	1,194,000
Offering costs	-	-	-	(142,683)	-	(142,683)
Net (loss)	-	-	-	(12,565)	-	(12,565)
Partners' capital - March 31, 2010	50	59,700	$1,050	$1,038,752	$-	$1,039,802

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Cash Flow

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010
(unaudited)

Net cash (used in) operating activities	$(12,538)

Investing activities:
Capital Expenditures	(663,173)
Equipment acquisition fees, General Partner	(40,596)
Net cash (used in) investing activities	(703,769)

Financing activities:
Contributions	1,194,000
Offering costs	(142,683)
Net cash provided by financing activities	1,051,317

Net increase in cash	335,010

Cash and cash equivalents at beginning of period	1,050

Cash and cash equivalents at end of period	$336,060

 see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008.  The Partnership is offering for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010.

The Partnership will use the proceeds of the offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also intends to acquire high technology medical and telecommunications equipment. The General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the period of March 31, 2010 (Commencement of operations) through March 31, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Revenue Recognition

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010, the Partnership has only purchased operating leases which do not commence until the second quarter of 2010.  Lease revenue will be recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

As of March 31, 2010, all equipment purchased by the Partnership is subject to an operating lease.

The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Disclosure of Fair Value of Financial Instruments

Estimated fair value is determined by management using available market information and appropriate valuation methodologies. However, judgment is necessary to interpret market data and develop estimated fair value.  The Partnership holds no financial instruments. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 21010.

Intangible Assets

Equipment acquisition costs and deferred expenses will be amortized on a straight-line basis over two-to-four year lives.  Unamortized acquisition costs and deferred expenses will be charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership.  Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable items are expensed as they are incurred.

Cash and cash equivalents

At March 31 2010, cash was held in a total of two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2010, the total cash balance was as follows:

At March 31, 2010
Total bank balance	$336,000
FDIC insurable limit	(250,000)
Uninsured amount	$86,000

The Partnership mitigates the risk of holding uninsured deposits only depositing funds with major financial institutions.  The Partnership deposits its funds with an institution that is Moody's Aaa- Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity level uncertain tax positions. In addition, the Partnership believes its tax status as a pass through entity would be sustained under U.S. Federal, state or local tax examination. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease revenue.

Organizational and Offering Expenses

The General Partner is entitled to be paid for its organizational expenses incurred for its services in organizing the Partnership and preparing the offering. The range of this fee is based on the minimum and maximum amounts sold all of which we estimate to be deductible expenses for purposes of GAAP. In addition, the General Partner will incur underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions will be nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets . This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010, the Partnership has only purchased operating leases which do not commence until the second quarter of 2010.  Lease revenue will be recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  No such fees were incurrred for the period of March 31, 2010 (Commencement of Operations) through March 31, 2010.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2010 was approximately $663,000 and is included in the fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2010 was approximately $1,069,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2010 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2010:

Amount
Nine Months ended December 31, 2010	$ 227,000
Year ended December 31, 2011	306,000
Year ended December 31, 2012	306,000
Year ended December 31, 2013	79,000
$ 918,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2010, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010
OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees
We will pay to the dealer manager an amount of up to nine percent of capital contributions as underwriting commissions. The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of up to seven percent of the capital contributions from units sold by such participating brokers.  We will pay the remaining two percent to the dealer manager as a Dealer Manager Fee.  The actual amount of the underwriting commissions may vary due to the volume discounts available to investors purchasing certain quantities of units This amount is included in offering costs of the Partnership on the Statement of Partner’s Capital.
$ 107,000

Marketing reallowance
We will pay a marketing reallowance of up to 1% of capital contributions to our dealer manager, all of which is expected to be reallowed to certain participating broker-dealers.  The reallowance is designed to reimburse those broker-dealers that meet certain requirements for marketing expenses, such as bona fide training and education seminars and related conferences.  The actual amount of marketing reallowance paid will depend upon the number of firms earning the reallowance and the agreed upon percentage paid to each selling firm. In no circumstances are any amounts paid to our dealer manager as a marketing reallowance to be retained by the dealer manager.  Any amount of this fee not paid out to participating broker-dealers will be returned by the dealer manager to the Partnership.  This amount is included in offering costs of the Partnership on the Statement of Partner’s Capital.
$ 12,000

Organizational expenses
We pay the general partner and organizational fee equal to three percent of the first $25,000,000 of limited partners’ capital contributions and two percent of the limited partners’ capital contribution in excess of $25,000,000, as reimbursement for the organization of the Partnership.   It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses, various registration and filing fees, miscellaneous expenses related to the organization and formation of the Partnership, bona fide due diligence expenses, other costs of registration and costs incurred in connection with the preparation, printing and distribution of this prospectus and related sales literature will be as high as  $1,377,465 of which the general partner will pay up to $1,250,000 out of its organizational fee it receives as units are sold.  We will pay any costs above $1,250,000 out of offering proceeds.  If costs are below $1,250,000, the general partner will reimburse us for any payments it received during the offering that exceed this amount.  This amount is included in offering and organizational costs of the Partnership on the Statement of Partner’s Capital and on the Statement of Operations, respectively.
$ 36,000

Equipment acquisition fee
 The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At March 31, 2010, the remaining balance of prepaid acquisition fees was approximately $14,000, which is expected to be earned in future periods.

$ 27,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the general partner or its affiliates.  We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.
$ -

Equipment management fee
We pay our general partner a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment we manage, which in turn will depend upon the amount we raise in this offering.  Reductions in market rates for similar services would also reduce the amount of this fee we will receive.
$ -

Equipment liquidation fee
Also referred to as a "resale fee."  With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the  equipment.  The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold.  The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we receive.

$ -

5. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010:

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$ 27,000

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

REVENUE RECOGNITION

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010, we have only purchased operating leases which do not commence until the second quarter of 2010.  Lease revenue will be recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the period of March 31, 2010 (Commencement of Operations) through March 31, 2010 was from limited partner contributions of approximately $1,194,000 from 52 investors.  For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010 we incurred and paid offering costs of approximately $143,000. Additionally, our primary use of cash for period of March 31, 2010 (Commencement of Operations) through March 31, 2010 was for the purchase of new equipment of approximately $663,000.

Due to the fact that on March 31, 2010, the leases we purchased on March 31, 2010 will not commence until the second quarter of 2010, no revenue was recorded and we had a net loss of approximately $13,000 for the period of March 31, 2010 (Commencement of Operations) through March 31, 2010.  As operations commence within our fund, and as we continue to receive contributions from limited partners during our public offering and purchase revenue-generating leases, we anticipate our revenues will increase.

We intend to invest additional funds in equipment during the remainder of 2010.  The amount we invest can not be reliably determined at this time, as it is dependent upon the amount of additional capital contributions we will raise from limited partners in our public offering.  We expect that investment in equipment may range from approximately $5,000,000 to $10,000,000 or more during 2010, depending on the success of the offering and the availability of investment opportunities.

At March 31 2010, cash was held in a total of two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2010, the total cash balance was as follows:

At March 31, 2010
Total bank balance	$336,000
FDIC insurable limit	(250,000)
Uninsured amount	$86,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership deposits its funds with an institution that is Moody's Aaa- Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

Our investment strategy of acquiring information technology equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes our operating expenses.

For the period of March 31, 2010 (Commencement of Operations) through March 31, 2010, we have purchased two leases and have acquired equipment in the amount of approximately $663,000.  These leases do not commence until the second quarter of 2010. As of March 31, 2010, we have future minimum rentals on non-cancelable operating leases of approximately $227,000 for the balance of the year ending December 31, 2010 and approximately $691,000 thereafter.  As our public offering continues, we anticipate the amount of contributions from limited partners to grow; thus providing a greater amount of available capital for future equipment lease purchases.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

       N/A

Item 1A.  Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the first quarter of 2010, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       N/A

Item 3.   Defaults Upon Senior Securities

       N/A

Item 4.   Submission of Matters to a Vote of Securities Holders

       N/A

 Item 5.   Other Information

       N/A

Item 6.    Exhibits

31.1 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 17, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 17, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer