Form 10-Q
period 2010-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2010-08-16
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010    or

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
YES ☐     NO ☒

FORM 10-Q
JUNE 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$834,679	$1,050
Lease income receivable	10,506	-
	845,185	1,050

Technology equipment, at cost	1,247,633	-
Accumulated depreciation	(71,855)	-
	1,175,778	-

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $4,000 and $0 at June 30, 2010 and December 31, 2009, respectively	46,884	-
Prepaid acquisition fees	35,178	-
	82,062	-

Total Assets	$2,103,025	$1,050

Liabilities and Partners' Capital
Liabilities
Accounts payable	$10,553	$-
Accounts payable, General Partner	82,961	-
Accounts payable, Commonwealth Capital Corp.	6,660
Other accrued expenses	6,515	-
Unearned lease income	1,084	-
Note payable	81,445	-
Total Liabilities	189,218	-

Partners' Capital
General Partner	1,050	1,050
Limited Partners	1,912,757	500
Less receivable from Limited Partners	-	(500)
Total Partners' Capital	1,913,807	1,050

Total Liabilities and Partners' Capital	$2,103,025	$1,050

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Operations

	For the Three Months Ended June 30, 2010	For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010
	(unaudited)	(unaudited)

Revenue
Total Revenue	$95,691	$95,691

Expenses
Operating, excluding depreciation	175,914	175,941
Organizational costs	12,501	25,039
Equipment management fee-General Partner	4,785	4,785
Interest	1,058	1,058
Depreciation	71,855	71,855
Amortization of equipment
aquisition costs and deferred expenses	3,879	3,879
Total expenses	269,992	282,557

Net (loss)	$(174,301)	$(186,866)

Net (loss) allocated to limited partners	$(174,301)	$(186,866)

Net (loss) per equivalent limited partnership unit	$(2.08)	$(2.24)

Weighted average number of equivalent limited partnership units outstanding during the period	83,646	83,386

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Limited Partner Receivable	Total
Balance, March 31, 2010	50	25	$1,050	$500	$(500)	$1,050
Contributions	-	59,675	-	1,193,500	500	1,194,000
Syndication costs	-	-	-	(142,683)	-	(142,683)
Net (loss)	-	-	-	(12,565)	-	(12,565)
Balance, March 31, 2010	50	59,700	$1,050	$1,038,752	$-	$1,039,802

Contributions	-	59,529	-	1,190,580	-	1,190,580
Syndication costs	-	-	-	(142,274)	-	(142,274)
Net (loss)	-	-	-	(174,301)	-	(174,301)
Partners' capital - June 30, 2010	50	119,229	$1,050	$1,912,757	$-	$1,913,807

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Cash Flow

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010
(unaudited)

Net cash (used in) operating activities	$(18,141)

Investing activities:
Capital Expenditures	(1,161,914)
Equipment acquisition fees paid to General Partner	(85,082)
Net cash (used in) investing activities	(1,246,996)

Financing activities:
Contributions	2,384,580
Syndication costs	(284,957)
Debt placement fee paid to General Partner	(857)
Net cash provided by financing activities	2,098,766

Net increase in cash and cash equivalents	833,629

Cash and cash equivalents at beginning of period	1,050

Cash and cash equivalents at end of period	$834,679

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

The Partnership will use the proceeds of the offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire technology equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also intends to acquire high technology medical and telecommunications equipment. The General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the period of March 31, 2010 (Commencement of operations) through June 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010.

Revenue Recognition

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, the Partnership has only purchased operating leases which commenced in the second quarter of 2010.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The General Partner leases all of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 36 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and the loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

Depreciation on technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

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

Accounts Receivable

The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Cash and cash equivalents

At June 30, 2010, cash was held in a total of two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2010, the total cash balance was as follows:

At June 30, 2010
Total bank balance	$844,000
FDIC insurable limit	(250,000)
Uninsured amount	$594,000

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

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity-level uncertain tax positions. In addition, the Partnership believes its tax status as a pass-through entity would be sustained under U.S. Federal, state or local tax examination. The Partnership files U.S. federal and various state income tax returns and is generally subject to examination by federal, state and local income tax authorities for three years from the filing of a tax return.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease revenue.

Organizational and Syndication Costs

The General Partner is entitled to be paid an organizational fee for its organizational expenses incurred for its services in organizing the Partnership and preparing the offering. The amount of this fee is based on amounts of units sold in our public offering.  Organizational costs are expensed as incurred in the condensed statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions will be nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Partnership is currently evaluating the potential impact of the adoption of this ASU on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

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

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, the Partnership has only purchased operating leases which commenced in the second quarter of 2010.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  No such fees were incurred for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the technology equipment in which it participates with other partnerships at June 30, 2010 was approximately $839,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2010 was approximately $81,000.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2010 was approximately $2,372,000.   The total outstanding debt related to the equipment shared by the Partnership at June 30, 2010 was approximately $814,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2010:

Amount
Six Months ended December 31, 2010	$ 212,000
Year ended December 31, 2011	413,000
Year ended December 31, 2012	413,000
Year ended December 31, 2013	110,000
$ 1,148,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2010, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010
OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees
We will pay to the dealer manager an amount of up to nine percent of capital contributions as underwriting commissions. The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of up to seven percent of the capital contributions from units sold by such participating brokers.  The dealer manager retains the remaining two percent as a Dealer Manager Fee.  The actual amount of the underwriting commissions may vary due to the volume discounts available to investors purchasing certain quantities of units. This amount is included in syndication costs on the Statement of Partner’s Capital.
$ 215,000

Marketing reallowance
We will pay a marketing reallowance of up to 1% of capital contributions to our dealer manager, all of which is expected to be reallowed to certain participating broker-dealers.  The reallowance is designed to reimburse those broker-dealers that meet certain requirements for marketing expenses, such as bona fide training and education seminars and related conferences.  The actual amount of marketing reallowance paid will depend upon the number of firms earning the reallowance and the agreed upon percentage paid to each selling firm. In no circumstances are any amounts paid to our dealer manager as a marketing reallowance to be retained by the dealer manager.  Any amount of this fee not paid out to participating broker-dealers will be returned by the dealer manager to the Partnership.  This amount is included in syndication costs on the Statement of Partner’s Capital.
$24,000

Organizational expenses
We pay the general partner an organizational fee equal to three percent of the first $25,000,000 of limited partners’ capital contributions and two percent of the limited partners’ capital contributions in excess of $25,000,000, as reimbursement for the costs of the organization of the Partnership.   It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses, various registration and filing fees, miscellaneous expenses related to the organization and formation of the Partnership, bona fide due diligence expenses, other costs of registration and costs incurred in connection with the preparation, printing and distribution of the prospectus and related sales literature will be as high as  $1,377,465, of which the general partner will pay up to $1,250,000 out of its organizational fee it receives as units are sold.  We will pay any costs above $1,250,000 out of offering proceeds.  If costs are below $1,250,000, the general partner will reimburse us for any payments it received during the offering that exceed this amount.  This amount is included in syndication costs and organizational costs on the Statement of Partner’s Capital and on the Statement of Operations, respectively.
$72,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See “Summary of Significant Accounting Policies - Reimbursable Expenses,” above.	$113,000
Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2010, the remaining balance of prepaid acquisition fees was approximately $35,000, which is expected to be earned in future periods.	$50,000

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
$1,000

Equipment management fee
We pay our general partner a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment we manage, which in turn will depend upon the amount we raise in our public offering.  Reductions in market rates for similar services would also reduce the amount of this fee.
$5,000

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
$ -

5. Notes Payable

Notes payable consisted of the following approximate amounts:

June 30, 2010
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666 including interest, with final payment in April 2013	$81,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2010 are as follows:

Amount
Six months ending December 31, 2010	$ 12,000
Year ended December 31, 2011	28,000
Year ended December 31, 2012	30,000
Year ended December 31, 2013	11,000
$81,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010:

Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 4,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010:

Debt assumed in connection with purchase of technology equipment	$ 86,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$ 50,000

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Forward-looking statement disclaimers, or the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This section, as well as other portions of this document, includes certain forward-looking statements about our business and our prospects, tax treatment of certain transactions and accounting matters, sales of securities, expenses, cash flows, distributions, investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: acquisition policies of our general partner; the nature of present and future leases; provisions for uncollectible accounts; the strength and sustainability of the U.S. economy; the continued difficulties in the credit markets and their impact on the economy in general; and the level of future cash flow, debt levels, revenues, operating expenses, amortization and depreciation expenses. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, nationwide economic, financial, political and regulatory conditions; the health of debt and equity markets, including interest rates and credit quality; the level and nature of spending in the information, medical and telecommunications technologies markets; the successful marketing of our securities in our public offering; and the effect of competitive financing alternatives and lease pricing.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

INFORMATION TECHNOLOGY EQUIPMENT

CCC., on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

ORGANIZATIONAL AND SYNDICATION COSTS

The General Partner is entitled to be paid an organizational fee for its organizational expenses incurred for its services in organizing the Partnership and preparing the offering. Organizational costs are expensed as incurred in the condensed statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions will be nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

ACCOUNTS RECEIVABLE

We monitor our accounts receivable to ensure timely and accurate payment by lessees.  Our Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

 REVENUE RECOGNITION

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, we have only purchased operating leases which commenced in the second quarter of 2010.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010 was from limited partner contributions of approximately $2,385,000 from 98 investors.  For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010 we incurred and paid syndication costs of approximately $285,000. Additionally, our primary use of cash for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010 was for the purchase of new equipment of approximately $1,162,000.

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, cash was used in operating activities of approximately $18,000, which includes a net loss of approximately $187,000 and depreciation and amortization expenses of $76,000.
Other noncash activities included in the determination of net loss include direct payments by lessees to banks of approximately $4,000.

As we continue to increase the size of our equipment portfolio, operating expenses will increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing technology equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Depreciation expenses will likely increase more rapidly than operating expenses as we add technology equipment to our portfolio.

As operations commence within our fund, and as we continue to receive contributions from limited partners during our public offering and purchase revenue-generating leases, we anticipate our revenues will increase.

We intend to invest additional funds in equipment during the remainder of 2010.  The amount we invest can not be reliably determined at this time, as it is dependent upon the amount of additional capital contributions we will raise from limited partners in our public offering.  We expect that investment in equipment may be approximately $5,000,000 or more during 2010, depending on the success of the offering and the availability of investment opportunities.

Cash and cash equivalents

At June 30, 2010, cash was held in a total of two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2010, the total cash balance was as follows:

At June 30, 2010
Total bank balance	$844,000
FDIC insurable limit	(250,000)
Uninsured amount	$594,000

We mitigate the risk of holding uninsured deposits by only depositing funds with major financial institutions.  We deposits funds with an institution that is Moody's Aaa- Rated.   We have not experienced any losses in such accounts, and believe we is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, we have purchased eight leases and have acquired equipment in the amount of approximately $1,248,000.   As of June 30, 2010, we have future minimum rentals on non-cancelable operating leases of approximately $212,000 for the balance of the year ending December 31, 2010 and approximately $936,000 thereafter.  As our public offering continues, we anticipate the amount of contributions from limited partners to grow; thus providing a greater amount of available capital for future equipment lease purchases.

As of June 30, 2010, our debt was approximately $81,000 with an interest rate of 7.5 % and is payable through April 2013.

RESULTS OF OPERATIONS

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010

For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, we recognized revenue of approximately $96,000 and expenses of approximately $283,000, resulting in a net loss of approximately $187,000.  This net loss is primarily due to depreciation expenses and operating expenses associated with increasing our portfolio of equipment since we commenced operations on March 31, 2010.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses were approximately $176,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010.

Organizational costs were approximately $25,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010.   Organizational costs are expenses incurred in connection with the organization of the Partnership and in preparation of the offering for registration and subsequent offer and distribution of units to the public, including Underwriting Commissions, listing fees and advertising expenses except advertising expenses related to the leasing of the Program’s equipment.  In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management was $5,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses were approximately $76,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases since we commenced operations in March 2010.  As our public offering continues, we anticipate equipment acquisitions to grow; thus our depreciation expenses will also increase during this time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

    N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

    N/A

Item 1A.  Risk Factors

    N/A

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 16, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 16, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer