Form 10-Q
period 2010-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2010-11-15
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010    or

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

(484) 785-1480
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

FORM 10-Q
SEPTEMBER 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$2,922,683	$1,050
Lease income receivable	25,443	-
	2,948,126	1,050

Technology equipment, at cost	2,194,314	-
Accumulated depreciation	(189,251)	-
	2,005,063	-

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $10,212 and $0 at September 30, 2010 and December 31, 2009, respectively	78,417	-
Prepaid acquisition fees	123,050	-
	201,467	-

Total Assets	$5,154,656	$1,050

Liabilities and Partners' Capital
Liabilities
Accounts payable	$14,846	$-
Accounts payable, General Partner	1,372	-
Accounts payable, Commonwealth Capital Corp.	10,816
Other accrued expenses	8,531	-
Unearned lease income	116,580	-
Note payable	74,932	-
Total Liabilities	227,077	-

Partners' Capital
General Partner	1,050	1,050
Limited Partners	4,926,529	500
Less receivable from Limited Partners	-	(500)
Total Partners' Capital	4,927,579	1,050

Total Liabilities and Partners' Capital	$5,154,656	$1,050

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Operations

	For the Three Months Ended September 30, 2010	For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010
	(unaudited)	(unaudited)

Revenue	$155,129	$250,819
Interest and other	1,035	1,035
Total Revenue	156,164	251,854

Expenses
Operating, excluding depreciation	164,795	340,736
Organizational costs	38,832	63,869
Equipment management fee-General Partner	7,756	12,541
Interest	1,486	2,545
Depreciation	117,396	189,251
Amortization of equipment
acquisition costs and deferred expenses	6,333	10,212
Total expenses	336,598	619,154

Net (loss)	$(180,434)	$(367,300)

Net (loss) allocated to limited partners	$(181,066)	$(367,931)

Net (loss) per equivalent limited partnership unit	$(0.92)	$(2.63)

Weighted average number of equivalent limited partnership units outstanding during the period	196,509	139,680

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Limited Partner Receivable	Total
Balance, March 31, 2010	50	25	$1,050	$500	$(500)	$1,050

Contributions	-	304,115	-	6,082,307	500	6,082,807
Syndication costs	-	-	-	(725,806)	-	(725,806)
Net income (loss)	-	-	631	(367,931)	-	(367,300)
Distribution	-	-	(631)	(62,541)	-	(63,172)
Partners' capital - September 30, 2010	-	304,140	$1,050	$4,926,529	$-	$4,927,579

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Cash Flow

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010
(unaudited)

Net cash (used in) operating activities	$(51,923)

Investing activities:
Capital Expenditures	(2,108,595)
Equipment acquisition fees paid to General Partner	(210,821)
Net cash (used in) investing activities	(2,319,416)

Financing activities:
Contributions	6,082,807
Syndication costs	(725,806)
Distributions to partners	(63,172)
Debt placement fee paid to General Partner	(857)
Net cash provided by financing activities	5,292,972

Net increase in cash and cash equivalents	2,921,633

Cash and cash equivalents at beginning of period	1,050

Cash and cash equivalents at end of period	$2,922,683

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

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also intends to acquire high technology medical and telecommunications equipment. The General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the period of March 31, 2010 (Commencement of operations) through September 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010.

Revenue Recognition

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, the Partnership has only purchased operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Cash and cash equivalents

At September 30, 2010, cash was held in a total of two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2010, the total cash bank balance was as follows:

At September 30, 2010
Total bank balance	$2,923,000
FDIC insurable limit	(250,000)
Uninsured amount	$2,673,000

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

Organizational and Syndication Costs

The General Partner is entitled to be paid an organizational fee for its organizational expenses incurred for its services in organizing the Partnership and preparing the offering. The amount of this fee is based on amounts of units sold in our public offering.  Organizational costs are expensed as incurred in the condensed statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions are nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22 (“ASC Update 2010-22”), Accounting for Various Topics – Technical Corrections  to SEC Paragraphs, An announcement made by the staff of the SEC. . This ASU amends various SEC paragraphs of the FASB’s Accounting Standards Codification as a result of external comments received and the issuance of the SEC Staff Accounting Bulletin (SAB) 112 in June of 2009.  The issuance of ASU 2010-22 is not expected to significantly change current practice. This update does not impact the Partnership’s current accounting and reporting practices.

In August 2010, the FASB issued ASU No. 2010-21. (“ASC Update 2010-21”), Accounting for Technical Amendments to Various SEC Rules and Schedules - Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). This ASU amends various SEC paragraphs in the FASC pursuant to SEC Release No. 33-9026. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and non-controlling entities.  The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks.  This update does not impact the Partnership’s current accounting and reporting practices.

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

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, the Partnership has only purchased operating leases which commenced in the second quarter of 2010.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The partnership determined no impairment analysis was necessary at September 30, 2010 as no impairment indicators were noted.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  No such fees were incurred for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the technology equipment in which it participates with other partnerships at September 30, 2010 was approximately $839,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2010 was approximately $75,000.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2010 was approximately $2,372,000.   The total outstanding debt related to the equipment shared by the Partnership at September 30, 2010 was approximately $749,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2010:

Amount
Three Months ended December 31, 2010	$181,000
Year ended December 31, 2011	$724,000
Year ended December 31, 2012	$724,000
Year ended December 31, 2013	$293,000
$1,922,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2010, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Selling commissions and dealer manager fees
We pay to the dealer manager an amount of up to nine percent of capital contributions as underwriting commissions. The dealer manager reallows to participating broker-dealers out of underwriting commissions a selling commission of up to seven percent of the capital contributions from units sold by such participating brokers.  The dealer manager retains the remaining two percent as a Dealer Manager Fee.  The actual amount of the underwriting commissions may vary due to the volume discounts available to investors purchasing certain quantities of units. This amount is included in syndication costs on the Statement of Partners’ Capital.

Marketing reallowance
We pay a marketing reallowance of up to 1% of capital contributions to our dealer manager, all of which is expected to be reallowed to certain participating broker-dealers.  The reallowance is designed to reimburse those broker-dealers that meet certain requirements for marketing expenses, such as bona fide training and education seminars and related conferences.  The actual amount of marketing reallowance paid depends upon the number of firms earning the reallowance and the agreed upon percentage paid to each selling firm. In no circumstances are any amounts paid to our dealer manager as a marketing reallowance to be retained by the dealer manager.  Any amount of this fee not paid out to participating broker-dealers will be returned by the dealer manager to the Partnership.  This amount is included in syndication costs on the Statement of Partners’ Capital.

Organizational expenses
We pay the General Partner an organizational fee equal to three percent of the first $25,000,000 of limited partners’ capital contributions and two percent of the limited partners’ capital contributions in excess of $25,000,000, as reimbursement for the costs of the organization of the Partnership.   It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses, various registration and filing fees, miscellaneous expenses related to the organization and formation of the Partnership, bona fide due diligence expenses, other costs of registration and costs incurred in connection with the preparation, printing and distribution of the prospectus and related sales literature will be as high as  $1,377,465, of which the General Partner will pay up to $1,250,000 out of its organizational fee it receives as units are sold.  We will pay any costs above $1,250,000 out of offering proceeds.  If costs are below $1,250,000, the General Partner reimburses us for any payments it received during the offering that exceed this amount.  This amount is included in syndication costs and organizational costs on the Statement of Partners’ Capital and on the Statement of Operations, respectively.

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

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At September 30, 2010, the remaining balance of prepaid acquisition fees was approximately $123,000, which is expected to be earned in future periods.

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the General Partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the General Partner or its affiliates.  We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.

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

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010 we incurred the following fees:

Selling commissions and dealer manager fees	$547,000
Marketing reallowance	$61,000
Organizational expenses	$182,000
Reimbursable expenses	$235,000
Equipment acquisition fee	$88,000
Debt placement fee	$1,000
Equipment management fee	$13,000
Equipment liquidation fee	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

September 30, 2010
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666 including interest, with final payment in April 2013	$75,000

The note is secured by specific technology equipment and is nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2010 are as follows:

Amount
Three months ending December 31, 2010	$6,000
Year ended December 31, 2011	28,000
Year ended December 31, 2012	30,000
Year ended December 31, 2013	11,000
$75,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010:

Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$11,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010:

Debt assumed in connection with purchase of technology equipment	$86,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$88,000

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

RECENT SIGNIFICANT TRANSACTIONS

We made our first distribution on September 30, 2010 for the quarter then ended.  The total amount distributed to Limited Partners was approximately $63,000, representing 1.03% of initial capital contributions.

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

See Note 2 to our condensed financial statements included herein for a discussion of recent accounting pronouncements.

INFORMATION TECHNOLOGY EQUIPMENT

CCC, on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

According to the North American Equipment Dealers Association, American companies are increasing their purchases of equipment and software at the fastest pace since the late 1990's, in order to replace older equipment or to improve efficiency.

In October 2010, the ELFA released its 2010 State of the Equipment Finance Industry Report.  According to the report, the Commerce Department stated that equipment purchases in the second quarter of 2010 increased by nearly 22% (based on an inflation-adjusted annual rate). Also, with more restrictive bank regulations and capital requirements, corporations have reduced commercial borrowing for new equipment purchases.  Given the tighter lending environment, corporations have been relying on internal liquidity to finance new equipment investments, according to the report.

The ELFA reports states that the trend of equipment finance volume improved significantly from April 2010 to July 2010, as evidenced by the slowing decline of month over month new business volume comparisons, and that many industry leaders and analysts expect significant growth to return over the next 4 quarters.

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

 REVENUE RECOGNITION

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, we have only purchased operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010 was from limited partner contributions of approximately $6,083,000 from 231   investors.  For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010 we incurred and paid syndication costs of approximately $726,000. Distributions were paid to partners in the amount of approximately $ 63,000.  Additionally, our primary use of cash for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010 was for the purchase of new information technology equipment of approximately $2,109,000.

Cash from Operating Activities

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, cash was used in operating activities of approximately $52,000, which includes a net loss of approximately $367,000 and depreciation and amortization expenses of $199,000. Other noncash activities included in the determination of net loss include direct payments by lessees to banks of approximately $11,000.

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

As operations continue within our fund, and as we continue to receive contributions from limited partners during our public offering and purchase revenue-generating leases, we anticipate our revenues will increase.

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

Csh and cash equivalents

At September 30, 2010, cash was held in a total of two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2010, the total cash bank balance was as follows:

At September 30, 2010
Total bank balance	$2,923,000
FDIC insurable limit	(250,000)
Uninsured amount	$2,673,000

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

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, we have purchased 13 leases and have acquired equipment in the amount of approximately $2,194,000.   As of September 30, 2010, we have future minimum rentals on non-cancelable operating leases of approximately $181,000 for the balance of the year ending December 31, 2010 and approximately $1,741,000 thereafter.  As our public offering continues, we anticipate the amount of contributions from limited partners to grow; thus providing a greater amount of available capital for future equipment lease purchases.

As of September 30, 2010, our debt was approximately $75,000 with an interest rate of 7.5% and is payable through April 2013.

RESULTS OF OPERATIONS

For the three months ended September 30, 2010
Revenue

For the three months ended September 30, 2010, we recognized revenue of approximately $156,000 which was primarily generated from lease revenue associated with 13 leases with a total equipment cost of approximately $2,107,000. As operations continue within our fund, and as we continue to receive contributions from limited partners during our public offering and purchase revenue-generating leases, we anticipate our revenues will increase.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses were approximately $165,000 for the three months ended September 30, 2010.

Organizational Costs

Organizational costs were approximately $39,000 for the three months ended September 30, 2010.   Organizational costs are expenses incurred in connection with the organization of the Partnership and in preparation of the offering for registration and subsequent offer and distribution of units to the public. In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management was approximately $8,000 for the three months ended September 30, 2010. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses were approximately $124,000 for the three months ended September 30, 2010. As our public offering continues, we anticipate equipment acquisitions to grow; thus our depreciation and amortization expenses will also increase during this time.

We determined no impairment analysis was necessary at September 30, 2010 as no impairment indicators were noted.

Net Income (Loss)

For the three months ended September 30, 2010, we recognized revenue of approximately $156,000 and expenses of approximately $337,000, resulting in a net loss of approximately $181,000.  This net loss is primarily due to depreciation expenses and operating expenses associated with increasing our portfolio of equipment since we commenced operations on March 31, 2010.

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010

Revenue

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, we recognized revenue of approximately $252,000 which was primarily generated from lease revenue associated with 13 leases with a total equipment cost of approximately $2,107,000. As operations continue within our fund, and as we continue to receive contributions from limited partners during our public offering and purchase revenue-generating leases, we anticipate our revenues will increase.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses were approximately $341,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010.

Organizational Costs

Organizational costs were approximately $64,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010.   Organizational costs are expenses incurred in connection with the organization of the Partnership and in preparation of the offering for registration and subsequent offer and distribution of units to the public. In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management was approximately $13,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses were approximately $199,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010. As our public offering continues, we anticipate equipment acquisitions to grow; thus our depreciation and amortization expense will also increase during this time.

We determined no impairment analysis was necessary at September 30, 2010 as no impairment indicators were noted.

Net Income (Loss)

For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, we recognized revenue of approximately $252,000 and expenses of approximately $619,000, resulting in a net loss of approximately $367,000.  This net loss is primarily due to depreciation expense and operating expenses associated with increasing our portfolio of equipment since we commenced operations on March 31, 2010.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

    N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2010 or subsequent to the date of the evaluation.

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
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 15, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 15, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer