Form 10-K
period 2010-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2011-03-31
CIK 1450335

10-K 1 form10k.htm CIGF7 10K 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 or

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

(484) 785-1480
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange which registered

None	N/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  N/A

Documents incorporated by reference: None.

FORM 10-K
DECEMBER 31, 2010

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

PART I

ITEM 1:       BUSINESS

GENERAL

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008.  Its general partner is Commonwealth Income & Growth Fund, Inc., and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement.  The general partner is also responsible for identifying and making investments on behalf of the Partnership.    The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the “effective date”).  As of the effective date, the Partnership received an initial capital contribution of $1,000 from its general partner.  The offering is described in detail in the prospectus constituting a part of such registration statement.  The offering is a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds were held in escrow pending the receipt of the minimum amount. The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010.  The Partnership intends to use the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of equipment, including computer information technology and other similar capital equipment.  The Partnership utilized the net proceeds of the offering to purchase information technology and other similar capital equipment.  The Partnership has utilized retained proceeds and debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contract by the Partnership at the time the debt is incurred) to purchase additional equipment.  The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to operating leases.  The Partnership retains the flexibility to enter into full payout net leases and conditional sales contracts, but has not done so.

The Partnership’s principal investment objectives are to:

(a)	acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

(b)	preserve and protect Limited Partners’ capital;

(c)	use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and

(d)	refinance, sell or otherwise dispose of equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED

Limited Partners do not have the right to vote on or otherwise approve or disapprove of any particular investment to be made by the Partnership.

Although the Partnership generally acquires new equipment, the Partnership may purchase used equipment.  Generally, equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the equipment and supplier involved.   Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for equipment provide for service and replacement of parts during a limited period.   Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

As of December 31, 2010, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2010, the Partnership has entered into one such agreement.

The General Partner has the discretion, consistent with its fiduciary duty, to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement.   The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership’s investment objectives.

TYPES OF EQUIPMENT

The Partnership invests in various types of information technology equipment subject to leases.  Our investment objective is to acquire primarily high technology equipment including, but not limited to: servers, desktops, laptops, workstations, printers, copiers, and storage devices.  Our General Partner believes that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.

We also may acquire high technology medical and telecommunications equipment. Our General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of ventilators, IV infusion pumps, long-term acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than information technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment-Restrictions.  The Partnership generally acquires information technology, telecommunications and medical technology equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such a purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  For the year ended December 31, 2010, the Partnership has acquired a diversified equipment portfolio, which it has leased to 17 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2010 are as follows:

Equipment Type	Approximate %
Small IBM Servers	2%
Blade Servers	2%
High End Sun Servers	14%
Laptops	10%
Canon Multifunction Centers	7%
Oce Multifunction Centers	32%
Ricoh Aficio Multifunction Centers	8%
Wireless Protocol Verification Equipment	13%
Inventory Control Systems	12%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating or finance leases. Types of leases which the General Partner may enter into are operating leases, finance leases, and conditional sales contracts.

•
Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the present value of the equipment during the lease term.
•
A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.

In general, the terms of the Partnership’s leases, whether the equipment is leased pursuant to an operating lease or a finance lease, depend upon a variety of factors, including:  the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for operating or full payout leases; the type and use of equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An operating lease generally represents a greater risk to the Partnership than a finance lease, because in order to recover the purchase price of the subject equipment and earn a return on such investment, it is necessary to renew or extend the operating lease, lease the equipment to a third party at the end of the original lease term, or sell the equipment.  Also, the annual rental payments received under an operating lease are ordinarily higher than those received under a finance lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2010, all leases that have been entered into are “triple net leases.”

The General Partner has not established any standards for lessees to whom it will lease equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees.  However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee’s ability to make payments under the proposed lease.  The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  No such fees were paid for the year ended December 31, 2010.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts.  The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2010, the Partnership’s aggregate nonrecourse outstanding debt of approximately $68,000 was approximately 1.8% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment.  Any such financing will be on terms consistent with the terms applicable to borrowings in general.  As of December 31, 2010, the Partnership has not exercised this option.

The General Partner may cause the Partnership to borrow funds, to the fullest extent practical, at interest rates fixed at the time of borrowing.  However, the Partnership may borrow funds at rates that vary with the “prime” or “base” rate.  If lease revenues were fixed, a rise in the “prime” or “base” rate would increase borrowing costs and reduce the amount of the Partnership’s income and cash available for distribution.  Therefore, the General Partner is permitted to borrow funds to purchase equipment at fluctuating rates only if the lease for such equipment provides for fluctuating rental payments calculated on a similar basis.

Any additional debt incurred by the Partnership must be nonrecourse.  Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment.  Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2010 the Partnership had not entered into any such agreements.

The General Partner and any of its affiliates may, but are not required to, make loans to the Partnership on a short-term basis.  If the General Partner or any of its affiliates makes such a short-term loan to the Partnership, the General Partner or affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality.  In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate" from time to time announced by PNC Bank, Philadelphia, Pennsylvania.  All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2010, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.  The determination of whether particular items of Partnership equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner’s views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.  As partial payment for equipment sold, the Partnership may receive purchase money obligations secured by liens on such equipment.

MANAGEMENT OF EQUIPMENT

Equipment management services for the Partnership’s equipment are provided by the General Partner and its affiliates and by persons employed by the General Partner.  Such services will consist of collection of income from the equipment, negotiation and review of leases, conditional sales contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by equipment, general supervision of lessees to assure that they are properly utilizing and operating equipment, providing related services with respect to equipment, supervising, monitoring and reviewing services performed by others with respect to equipment and preparing monthly equipment operating statements and related reports.

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, than those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges or service contracts), which will afford benefits to the purchaser similar to those obtained through leases. Other competitive factors include pricing, technological innovation and methods of financing.   Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

INVESTMENTS

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements.  The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 14, 2011, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchase Price	Lease Term Months
Aircom International	Wireless Protocol Verification Equipment	$276,534.75	36
Aircom International	Wireless Protocol Verification Equipment	$386,639.03	36
AK Steel Holding Corp.	Oce Multifunction Centers	$101,979.00	29
AK Steel Holding Corp.	Oce Multifunction Centers	$52,114.58	30
AK Steel Holding Corp.	Oce Multifunction Centers	$29,993.83	31
AK Steel Holding Corp.	Oce Multifunction Centers	$32,161.20	32
AK Steel Holding Corp.	Oce Multifunction Centers	$33,973.20	33
AK Steel Holding Corp.	Oce Multifunction Centers	$73,455.18	34
AK Steel Holding Corp.	Oce Multifunction Centers	$97,611.53	35
AK Steel Holding Corp.	Oce Multifunction Centers	$6,339.71	36
AK Steel Holding Corp.	Oce Multifunction Centers	$13,839.52	38
AK Steel Holding Corp.	Oce Multifunction Centers	$16,752.42	42
AK Steel Holding Corp.	Oce Multifunction Centers	$2,655.78	47
Allegheny Energy Service Corp.	Small IBM Servers	$48,633.60	12
Allegheny Energy Service Corp.	Small IBM Servers	$46,874.10	36
Alliant Techsystems	Blade Servers: ALL MFG	$100,174.54	36
Alliant Techsystems	Datacom - Other	$10,074.38	36
Alliant Techsystems	Tape Libraries	$12,415.25	36
Batavia Public School District #101	Laptops	$435,602.48	36
Brinks Company Inc.	Oce Multifunction Centers	$10,410.21	27
Brinks Company Inc.	Oce Multifunction Centers	$14,788.99	28
Cargill, Inc	Canon Multifunction Centers	$186,866.00	36
Cargill, Inc	Canon Multifunction Centers	$167,463.00	36
Cargill, Inc	Canon Multifunction Centers	$150,136.00	36
Cargill, Inc	Canon Multifunction Centers	$130,205.00	36
Century Business Services	Oce Multifunction Centers	$18,778.14	24
Century Business Services	Oce Multifunction Centers	$6,391.97	25
Century Business Services	Oce Multifunction Centers	$7,919.80	26
Coram Healthcare Corporation	Oce Multifunction Centers	$15,386.68	12
Coram Healthcare Corporation	Oce Multifunction Centers	$5,314.83	13
Cummins Inc.	High End Sun Servers	$332,299.95	36
Cummins Inc.	High End Sun Servers	$420,260.47	36
General Dynamics Corp	Oce Multifunction Centers	$45,396.76	15
General Dynamics Corp	Oce Multifunction Centers	$47,865.65	16
General Dynamics Corp	Oce Multifunction Centers	$14,034.54	17
General Dynamics Corp	Oce Multifunction Centers	$3,841.22	15
Health Care Service Corporation	Digital Storage	$455,195.65	36
Health Care Service Corporation	Digital Storage	$227,597.83	36
Health Care Service Corporation	Digital Storage	$227,597.83	36
Motorola	Ricoh Aficio Multifunction Centers	$150,586.91	36
Motorola	Ricoh Aficio Multifunction Centers	$149,568.94	36
Motorola	Ricoh Aficio Multifunction Centers	$145,412.31	36
Omnicare, Inc.	Oce Multifunction Centers	$36,187.06	28
Omnicare, Inc.	Oce Multifunction Centers	$85,040.50	29
Omnicare, Inc.	Oce Multifunction Centers	$84,638.20	30
Omnicare, Inc.	Oce Multifunction Centers	$64,664.20	31
Omnicare, Inc.	Oce Multifunction Centers	$62,269.41	32
Omnicare, Inc.	Oce Multifunction Centers	$75,150.63	33
Omnicare, Inc.	Oce Multifunction Centers	$109,284.53	34
Omnicare, Inc.	Oce Multifunction Centers	$90,117.59	35
Omnicare, Inc.	Oce Multifunction Centers	$121,796.13	36
Omnicare, Inc.	Oce Multifunction Centers	$11,615.96	37
Omnicare, Inc.	Oce Multifunction Centers	$1,687.94	39
Omnicare, Inc.	Oce Multifunction Centers	$1,012.63	41
Omnicare, Inc.	Oce Multifunction Centers	$919.49	43
Omnicare, Inc.	Oce Multifunction Centers	$2,814.24	44
Omnicare, Inc.	Oce Multifunction Centers	$95,144.49	48
Omnicare, Inc.	Oce Multifunction Centers	$130,699.08	49
Omnicare, Inc.	Oce Multifunction Centers	$49,323.17	50
Raytheon Company	Laptops	$87,542.26	36
Servicemaster	Oce Multifunction Centers	$6,853.24	36
Verso Paper Holding, LLC	Inventory Control Systems	$273,073.38	36
Verso Paper Holding, LLC	Inventory Control Systems	$351,230.00	36

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.

GENERAL RESTRICTIONS

Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

(a)
invest in junior trust deeds unless received in connection with the sale of an item of equipment in an aggregate amount which does not exceed 30% of the assets of the Partnership on the date of the investment;

(b)	invest in or underwrite the securities of other issuers;
(c)	make loans to any person, including the General Partner or any of its affiliates, except to the extent a conditional sales contract constitutes a loan;
(d)	sell or lease any equipment to, lease any equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its affiliates; or
(e)	give the General Partner or any of its affiliates an exclusive right or employment to sell the Partnership’s equipment.

The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an “investment company” as such term is detained in the Investment Company Act of 1940.

The General Partner and its affiliates may engage in other activities, whether or not competitive with the Partnership.   The Partnership Agreement provides, however, that neither the General Partner nor any of its affiliates may receive any rebate or “give up” in connection with the Partnership’s activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with affiliates.

EMPLOYEES

The Partnership had no employees during 2010 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 98 employees as of December 31, 2010.

ITEM 1A:                    RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn.  Although we have seen a modest improvement in the global economy in 2010, the economic recovery remains weak and a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                     UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:                        PROPERTIES

NOT APPLICABLE

ITEM 3:                        LEGAL PROCEEDINGS

NOT APPLICABLE

ITEM 4:                       RESERVED

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2010, there were 426 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its discretion according to the Partnership Agreement.  The General Partner monitors transfers of units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships.  These safe harbors limit the number of transfers that can occur in any one year.  The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

REDEMPTION PROVISION

The Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding units pursuant to its limited redemption plan.  On a semi-annual basis, the General Partner, at its discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership.  (The Partnership may redeem units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.)  The redemption price for units will be 105% of the selling Limited Partner’s adjusted capital contributions attributable to the units for sale.   Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date with respect to which the redemption is to occur.   The General Partner will maintain a master list of requests for redemption with priority being given to units owned by estates, followed by IRAs and qualified plans.   All other requests will be considered in the order received.  Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its affiliates.  All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

The Partnership will begin to accept redemption requests beginning 30 months following the termination of the public offering of its units.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the period March 31, 2010 (Commencement of Operations) through December 31, 2010, no such redemptions occurred, as the Partnership had not completed its public offering.

EXEMPT TRANSFERS

The following seven categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

(1)
transfers in which the basis of the unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, units acquired by corporations in certain reorganizations, contributions to capital, gifts of units, units contributed to another partnership, and non-liquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

(2)	transfers at death;

(3)	transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

(4)	transfers resulting from the issuance of units by the Partnership in exchange for cash, property, or services;

(5)	transfers resulting from distributions from qualified plans;

(6)
any transfer by a Limited Partner in one or more transactions during any 30-day period of units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership; and

(7)
transfer by one or more partners representing in the aggregate fifty percent (50%) or more of the total interests in partnership’s capital or profits in one transaction or a series of related transactions.

ADDITIONAL RESTRICTIONS ON TRANSFER

Limited Partners who wish to transfer their units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership’s cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner.  There is no charge for re-registration of a unit in the event of a marriage, divorce, death, or transfer to a trust so long as the transfer is not a result of a sale of the units.

In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other securities agency or commission having jurisdiction over the transfer.

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31 of each year.  Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their capital contributions plus the priority return of 10% per annum; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

The priority return is calculated on the Limited Partners’ adjusted capital contributions for their units.  The adjusted capital contributions will initially be equal to the amount paid by the Limited Partners for their units.  If distributions at any time exceed the priority return, the excess will reduce the adjusted capital contributions, decreasing the base on which the priority return is calculated.

If the proceeds resulting from the sale of any equipment are reinvested in equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 35% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

Generally, the General Partner is allocated net profits equal to its cash distributions (but not less than one percent of net profits) and the balance is allocated to the Limited Partners.   Net profits arising from transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his capital account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the operating distributions to the Partners over the aggregate capital accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining net profits, to the Partners in the same proportions as if the distributions were operating distributions.   Net losses, if any, are in all cases allocated 99% to the Limited Partners and one percent to the General Partner.

Net profits and net losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder.  No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing capital account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

Distributions in the following amounts were paid to the Limited Partners for the year ended December 31, 2010 as follows:

Quarter Ended	2010
March 31	$0
June 30	0
September 30	63,000
December 31	146,000
$209,000

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

Cash available for distribution that is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of units owned by each as of the record date for each such distribution.

Net profits, net losses and cash available for distribution allocable to the Limited Partners is apportioned among them in accordance with the number of units owned by each.

In addition, where a Limited Partner transfers units during a taxable year, the Limited Partner may be allocated net profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6:                       SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment.  We offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on November 13, 2009 (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on March 31, 2010.  At December 31, 2010, 597,462 units were sold in the offering, for a total of approximately $11,939,000 in limited partner contributions.

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase technology equipment that is subject to leases with businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating and finance leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

COMPETITIVE OUTLOOK

As discussed in “Competition” in Item 1 above, the commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which is intended to enhance returns. We believe our investment model will represent the best way for individual investors to participate in investing in business-essential equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, our results could be adversely impacted.

PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to:

(a)	acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to our limited partners;

(b)	preserve and protect limited partners’ capital;

(c)	use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and

(d)	refinance, sell or otherwise dispose of equipment in a manner that will maximize proceeds.

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States.  Our investment objective is to acquire primarily high technology equipment. We believe that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, businesses located throughout the U.S., and industries served.

We also acquire high technology medical and telecommunications equipment. Our General Partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired. The market for high technology medical equipment is growing each year.  Generally, this type of equipment has a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Forecasts from the 2010 State of Equipment Finance Industry report published by the Equipment Lease Finance Association (ELFA), indicate an overall positive trend for equipment investment and financing over the next year.  The ELFA projects a 9.2% year over year growth for 2011-2012 in equipment and software investment, alongside a 12% increase in finance volume.  ELFA estimates that nearly $1.3 billion of investment will be made in equipment and software in 2011 and nearly 47% of that will be financed.  Forecasts further indicate an additional growth in 2012 with estimates of nearly $1.4 billion in investment, with 48% being financed.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn.  Although we have seen a modest improvement in the global economy in 2010, the economic recovery remains weak.  Given these circumstances, we believe companies are increasingly turning to leasing as a financing solution.  We believe that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see for a company is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, the Partnership’s lease portfolio consisted of operating leases and finance leases.   Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

 In December 2010, the Partnership entered into finance leases. Finance lease interest income is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Long Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed for the period ended December 31, 2010.

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

Reimbursable Expenses

Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership.  Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs.  All of our reimbursable expenses are expensed as they are incurred.

Accounts Receivable

Accounts receivable includes current accounts receivable net of allowances and other accruals.   The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Organizational and Syndication Costs

The General Partner is entitled to be paid an organizational fee for its organizational expenses incurred for its services in organizing the Partnership and preparing the offering. The amount of this fee is based on amounts of units sold in our public offering.  Organizational costs are expensed as incurred in the statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions are nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update is not expected to impact the Partnership’s current accounting and reporting practices.

In August 2010, the FASB issued ASU No. 2010-22 (“ASC Update 2010-22”), Accounting for Various Topics – Technical Corrections  to SEC Paragraphs, An announcement made by the staff of the SEC. . This ASU amends various SEC paragraphs of the FASB’s Accounting Standards Codification as a result of external comments received and the issuance of the SEC Staff Accounting Bulletin (SAB) 112 in June of 2009.  This update is not expected to impact the Partnership’s current accounting and reporting practices.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  This ASU was adopted by the Partnership during the fourth quarter of 2010.  The new disclosures required by this ASU, are included in Note 3 of the Partnership’s financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, was from investor contributions of approximately $11,939,000 in our public offering. Our primary source of cash for the year ended December 31, 2009 was from an initial cash contribution from the General Partner of $1,000. During 2011, lease revenues, debt financing and continued contributions will be our primary sources of cash, and we will continue to invest the cash raised in our offering which is not yet committed to investment in equipment.

Our primary use of cash for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, was for capital expenditures of approximately $3,698,000, purchase of finance leases of $1,464,000, equipment acquisition fees paid to the General Partner of $342,000, cash used in operating activities of $226,000 and distributions to partners of approximately $211,000.  Additionally, syndication costs were approximately $1,425,000 for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010. The public offering commenced in March 2010, so syndication costs should continue to be incurred until the offering period is complete. Capital expenditures and distributions are expected to continue to increase overall during 2011 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $16,300,000 in additional equipment during 2011.  The acquisition of this equipment will be funded by cash raised through limited partner contributions during the initial offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, cash was used in operating activities of approximately $226,000 which includes a net loss of approximately $583,000 and depreciation and amortization expenses of $364,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $17,000.

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

At December 31, 2010, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,566,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2010, the total cash bank balance was as follows:

At December 31, 2010	Amount
Total bank balance	$4,566,000
FDIC insured	(3,813,000)
Uninsured amount	$753,000

We mitigate the risk of holding uninsured deposits by only depositing funds with major financial institutions.  We have not experienced any losses in our accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2010, we had future minimum rentals on noncancellable operating leases of approximately $1,231,000 for the year ending 2011 and $1,785,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2010, we had future minimum rentals on noncancellable finance  leases of approximately $564,000 for the year ending 2011 and $1,017,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2010 was approximately $68,000 with an interest rate of 7.50% and which will be payable through April 2013.  Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2011, and therefore expects our cost of nonrecourse borrowing to remain steady throughout the next approximately 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Our share of the computer equipment in which we participated with other partnerships at December 31, 2010 was approximately $1,591,000 and is included in fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2010 was approximately $4,880,000. Our share of the outstanding debt associated with this equipment at December 31, 2010 was approximately $68,000. The total outstanding debt related to the shared equipment at December 31, 2010 was approximately $683,000.  As we and the other programs managed by our general partner increase our overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher at a modest pace for the remainder of 2011 in total dollars, but is expected to remain relatively constant as a percentage of our portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period.  During 2010, our operating expenses were approximately $538,000 as our public offering commenced.

RESULTS FROM OPERATIONS

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, we recognized revenue of approximately $475,000 and expenses of approximately $1,058,000 resulting in net loss of approximately $583,000.   The net loss is due in part to increases in depreciation expenses and equipment management fees associated with a growing portfolio of equipment.

We have entered into 23 leases that generated lease revenue of approximately $460,000 for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010.  Management expects to continue to add new leases to our portfolio throughout 2011.  We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates.

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, we recognized interest income of approximately $16,000, as a result of monies being invested in a money market account that invest directly in cash or treasury obligations pending our use of such funds. The amount in such accounts, and therefore the interest income there from, will fluctuate throughout 2011 due to many factors, including the pace of equipment acquisitions and distributions.  Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2010.

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses were approximately $538,000 during 2010. These expenses consist mainly of due diligence, legal and sales related expenses during 2010, as our public offering commenced.

Organizational costs were approximately $125,000 for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010.  In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Syndication costs, recorded as charges to Partners’ Capital, were approximately $1,425,000 for the year ended December 31, 2010.  The costs are primarily attributable to underwriting commissions, selling commissions, dealer manager fees and marketing allowance in connection with the commencement of the offering period during 2010.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, the equipment management fees were approximately $26,000 which is consistent with the lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout 2011 as our equipment portfolio grows.

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, interest expense was approximately $4,000 as a result of leases with associated debt obligations purchased during the year. Interest expense is expected to continue to increase as the size of our overall equipment portfolio increases, because a portion (up to a maximum of 30%) of the portfolio is acquired with leverage.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010 these expenses were approximately $364,000.  These expenses were due to the acquisition of new equipment attributable to the purchase of new leases during 2010.

NET LOSS

Net loss was approximately $583,000 for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010. The net loss was attributable to the changes in revenue and expenses discussed above.

ITEM 7A:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                       FINANCIAL STATEMENTS

Our financial statements as of December 31, 2010 and 2009 and for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates, is made known to these officers by our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2010.   Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2010, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to the final rule of the Securities and Exchange Commission that permits the Partnership to provide only management's report in this annual report.

ITEM 9B:                    OTHER INFORMATION

NOT APPLICABLE

ITEM 10:                     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VI and is the manager of several private entities.  The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 484-785-1480.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

Gregory M. Lorenz	President of CCSC

Lynn A. Franceschina	Director and Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF, Inc.; Senior Vice President of CCSC

William Pieranunzi III	Director of CCC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Office of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

  Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 51, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the Real Estate Investment Securities Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 60, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, the Real Estate Investment Securities Association and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.
  Gregory M. Lorenz, age 48, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

    Lynn Franceschina , age 39, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, the Real Estate Investment Securities Association and the Institute of Management Accountants.

   William Pieranunzi III, age 53, joined Commonwealth in November 2007 as President of CCSC, the broker/dealer affiliate.  As President, Mr. Pieranunzi was responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  In August 2009, Mr. Pieranunzi resigned as President of CCSC, but remains a director of CCC and CCSC. Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in September 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

    Jay Dugan, age 62, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 70, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 45, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

   Mark Hershenson, age 45, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 39, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association, the Real Estate Investment Securities Association and the Investment Program Association.

    David W. Riggleman, age 48, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and Senior Vice President of CCC and CIGF, Inc. in December 2010.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

  Edmond J. Enderle, age 64, joined Commonwealth in August 2006 as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked as an accountant at Sunoco Logistics Partners LP located in Philadelphia from February 2002 to August 2006, and at Sunoco, Inc. from September 1985 through January 2002.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

     Donnamarie D. Abbott, age 52, joined Commonwealth in 2001 as an Investor Services Specialist and Assistant Office Manager. She was named Investor Services Manager in April 2005 and as Vice President of the parent and its affiliates in April 2006.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

    Lisa Renshaw, age 52, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ITEM 12:                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NONE

ITEM 13:                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its affiliates.  Some of these fees are paid regardless of the success or profitability of the Partnership’s operations and investments.  While such compensation and fees were established by the General Partner and are not based on arm’s-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services.  The Partnership Agreement limits the liability of the General Partner and its affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its affiliates under certain circumstances.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2010

OFFERING AND ORGANIZATION STAGE

The General Partner
Organizational Fee.  An organization fee equal to three percent of the first $25,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contribution in excess of $25,000,000, as compensation for the organization of the Partnership.  It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses related to the organization and formation of the Partnership, and other costs of registration will be as high as $1,830,850, of which the General Partner will pay up to $1,250,000 out of its organizational fee.  Any costs above $1,250,000 will be paid by the Partnership out of offering proceeds.
$358,000

The General Partner’s Affiliates
Selling Commissions and Dealer Manager Fees. The Partnership can pay the dealer manager an amount of up to ten percent capital contributions as underwriting commissions after and only if the required $1,150,000 minimum subscription amount is sold.  The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of eight percent of the capital contributions from units sold by such participating brokers.  Some or all of the remaining two percent (the dealer manager fee) may be reallowed to participating broker-dealers for due diligence expense reimbursements.
$1,073,000

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2010, the remaining balance of prepaid acquisition fees was approximately $190,000, which will be earned in future periods.		$210,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.		$380,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.		$1,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.		$26,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.
		$	---
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.		$2,000

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its affiliates.  These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES:  COMPETITION FOR MANAGEMENT’S TIME

The General Partner and its affiliate sponsor other investor programs, which are potentially in competition with the Partnership in connection with the purchase of equipment as well as opportunities to lease and sell such equipment.  Competition for equipment has occurred and is likely to occur in the future.  The General Partner and its affiliates may also form additional investor programs, which may be competitive with the Partnership.

If one or more investor programs and the Partnership are in a position to acquire the same equipment, the General Partner will determine which program will purchase the equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives.  The General Partner will generally afford priority to the program or entity that has had funds available to purchase equipment for the longest period of time.  If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell equipment to the same purchaser, the General Partner will generally afford priority to the equipment which has been available for lease or sale for the longest period of time.

Certain senior executives of the General Partner and its affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities.  The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and affiliates.  The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

ACQUISITIONS

CCC and the General Partner or other affiliates of the General Partner may acquire equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other affiliate as disclosed in this Report. CCC, the General Partner or their affiliates will not hold equipment for more than 60 days prior to transfer to the Partnership.  If sufficient funds become available to the Partnership within such 60 day period, such equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the equipment to such entity and any accountable acquisition expenses payable to third parties which are incurred by such entity and interest on the purchase price from the date of purchase to the date of transfer to the Partnership.  CCC, the General Partner or such other affiliate will retain any rent or other payments received for the equipment, and bear all expenses and liabilities, other than accountable acquisition expenses payable to third parties with respect to such equipment, for all periods prior to the acquisition of the equipment by the Partnership.  Except as described above, there will be no sales of equipment to or from any affiliate of CCC.

In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose.  The Partnership does not borrow money from the General Partner or any of its affiliates with a term in excess of twelve months.  Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of equipment or otherwise) from the General Partner of its affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner’s or affiliate’s own cost of funds.  In addition, if the General Partner or its affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lenders charge on comparable loans.  The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

If the General Partner or any of its affiliates purchases equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership.  Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the “prime rate” from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership and ownership transfer.

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment programs formed by the General Partner or its affiliates, which partnerships or joint ventures invest in specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment programs formed by the General Partner or its affiliates if such action is in the best interest of all programs and if all the following conditions are met: (i) all the programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each program; (iv) the Partnership has a right of first refusal to buy another program’s interest in a joint venture if the other program wishes to sell equipment held in the joint venture; (v) the investment of each program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the programs or for the purpose of relieving the General Partner or its affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

GLOSSARY

The following terms used in this report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

“Acquisition Expenses” means expenses relating to the prospective selection and acquisition of or investment in equipment by the Partnership, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses and other related expenses.

“Acquisition Fees” means the total of all fees and commissions paid by any party in connection with the initial purchase of equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the equipment acquisition fee and any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

“Adjusted Capital Contributions” means capital contributions of the Limited Partners reduced by any cash distribution received by the Limited Partners pursuant to Sections 4.1 or 8.1 of the Partnership Agreement, to the extent such distributions exceed any unpaid priority return as of the date such distributions were made.

“Affiliate” means, when used with reference to a specified person, (i) any person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified person, (ii) any person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified person, or any person of which the specified person is an executive officer or partner or with respect to which the specified person serves in a similar capacity, (iii) any person owning or controlling 10% or more of the outstanding voting securities of such specified person, or (iv) if such person is an officer, director or partner, any entity for which such person acts in such capacity.

“Capital Account” means the separate account established for each partner pursuant to Section 4.1 of the Partnership Agreement.

“Capital Contributions” means in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and in the case of Limited Partners, $20 for each unit, or where the context requires, the total capital contributions of all the partners.

“Cash Available for Distribution” means cash flow plus net disposition proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

“Cash Flow” for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the equipment and interest, if any, earned on funds on deposit for the Partnership, but not including net disposition proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the equipment; ad valorem, gross receipts and other property taxes levied against the equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, organizational and offering expenses.

“Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

“Competitive Equipment Sale Commission” means that brokerage fee paid for services rendered in connection with the purchase or sale of equipment, which is reasonable, customary, and competitive in light of the size, type, and location of the equipment.

“Conditional Sales Contract” means an agreement to sell equipment to a buyer in which the seller reserves title to, and retains a security interest in, the equipment until the purchase price of the equipment is paid.

“Equipment” means each item of and all of the technology equipment and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

“Finance Lease” generally means a full-payout, non-cancellable agreement in which the customer is responsible for maintenance, taxes and insurance. The term also refers in Article 2A of the Uniform Commercial Code to a special type of lease in which the lessor, lessee and the manufacturer have contractual relationships and the lessor at all times, with the lessee’s acknowledgement, remains a passive investor where the lessee makes most equipment decisions directly with the manufacturer.

“Full Payout Net Lease” means an initial net lease of the equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the net lease) during the initial noncancelable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the equipment are at least sufficient to recover the purchase price of the equipment.

“General Partner” means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

“Gross Lease Revenues” means Partnership gross receipts from leasing or other operation of the equipment, except that, to the extent the Partnership has leased the equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

“IRS” means the Internal Revenue Service.

“Limited Partner” means a person who acquires units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.

“Net Dispositions Proceeds” means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of equipment, less such amounts as are used to satisfy Partnership liabilities.

“Net Lease” means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership’s books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing net Profits and net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing net profits and net losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of net profits or net loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms “net profit” or “net losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a Partner or joint venturer.

“Offering” means the initial public offering of units in the Partnership.

“Operating Distributions” means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

“Operating Lease” means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the equipment, and which is not a full payout net lease.

“Organizational and Offering Expenses” means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering, including underwriting commissions, listing fees and advertising expenses specifically incurred in connection with the distribution of the units.

“Partner (s)” means any one or more of the General Partner and the Limited Partners.

“Partnership” means Commonwealth Income & Growth Fund VII, a Pennsylvania Limited Partnership.

“Partnership Agreement” means that Limited Partnership Agreement of Commonwealth Income & Growth Fund VII by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

“Person” means an individual, partnership, limited liability company, joint venture, corporation, trust, estate or other entity.

“Proceeds” means proceeds from the sale of the units.

“Program” means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in equipment.

“Purchase Price” means, with respect to any equipment, an amount equal to the sum of (i) the invoice cost of such equipment or any other such amount paid to the seller, (ii)  any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the equipment, and (iv) solely for purposes of the definition of full payout net lease, the amount of the equipment acquisition fee and any other acquisition fees.

“Retained Proceeds” means cash available for distribution, which instead of being distributed to the Partners is retained by the Partnership for the purpose of acquiring or investing in equipment.

“Term Debt” means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in equipment, or refinancing non-term debt, but not debt incurred with respect to refinancing existing Partnership term debt.

“Unit” means a Limited Partnership interest in the Partnership.

ITEM 14:                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2010 and 2009 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $47,000 and $1,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

The were no aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2010 or 2009 besides fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2011 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2011:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VII

Financial Statements
For the years ended December 31, 2010 and 2009

Commonwealth Income & Growth Fund VII

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2010 and 2009 and the related statements of operations, Partners’ capital and cash flows for the period from March 31, 2010 (Commencement of Operations) through December 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the period from March 31, 2010 (Commencement of Operations) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 31, 2011

Commonwealth Income & Growth Fund VII
                     Balance Sheets

	December 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$4,565,356	$1,050
Lease income receivable	86,373	-
Other receivables, Commonwealth Capital Corp.	1,824	-
Prepaid expenses	3,681	-
	4,657,234	1,050

Net investment in finance leases	1,487,993	-

Technology equipment, at cost	3,783,727	-
Accumulated depreciation	(345,386)	-
	3,438,341	-

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $18,000 and $0 at December 31, 2010 and December 31, 2009, respectively	133,764	-
Prepaid acquisition fees	190,379	-
	324,143	-

Total Assets	$9,907,711	$1,050

Liabilities and Partners' Capital
Liabilities
Accounts payable	$8,459	$-
Accounts payable, General Partner	6,589	-
Other accrued expenses	17,710	-
Unearned lease income	84,541	-
Note payable	68,296	-
Total Liabilities	185,595	-

Partners' Capital
General Partner	1,050	1,050
Limited Partners	9,721,066	500
Less receivable from Limited Partners	-	(500)
Total Partners' Capital	9,722,116	1,050

Total Liabilities and Partners' Capital	$9,907,711	$1,050

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statement of Operations

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010

Revenue
Lease	$459,842
Interest and other	15,567
Total Revenue	475,409

Expenses
Operating, excluding depreciation	538,491
Organizational costs	125,467
Equipment management fee-General Partner	26,226
Interest	3,908
Depreciation	345,386
Amortization of equipment
acquisition costs and deferred expenses	18,443
Total expenses	1,057,921

Net (loss)	$(582,512)

Net (loss) allocated to limited partners	$(584,620)

Net (loss) per equivalent limited partnership unit	$(2.38)

Weighted average number of equivalent limited partnership units outstanding during the period	245,472

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statement of Partners' Capital

	General Partner Units	Limited Partners Units	General Partner	Limited Partners	Limited Partner Receivable	Total
Balance, March 31, 2010	50	25	$1,050	$500	$(500)	$1,050
Contributions	-	597,437	-	11,938,750	500	11,939,250
Syndication costs	-	-	-	(1,424,908)	-	(1,424,908)
Net income (loss)	-	-	2,108	(584,620)	-	(582,512)
Distribution	-	-	(2,108)	(208,656)	-	(210,764)
Partners' capital - December 31, 2010	50	597,462	$1,050	$9,721,066	$-	$9,722,116

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statement of Cash Flows

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010

Operating activities
Net (loss)	$(582,512)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation and amortization	363,829
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(17,423)
Earned interest on finance leases	(12,565)
Changes in assets and liabilities
Lease income receivable	(86,373)
Prepaid Expenses	(3,681)
Other receivables, Commonwealth Capital Corp.	(1,824)
Accounts payable, General Partner	6,589
Accounts payable	8,458
Other accrued expenses	17,710
Unearned lease income	84,541
Net cash (used in) operating activities	$(223,251)

Investing activities:
Capital Expenditures	(3,698,007)
Purchase of finance leases	(1,463,833)
Payments from finance leases	46,958
Initial Costs - finance leases	(58,553)
Equipment acquisition fees paid to General Partner	(341,728)
Net cash (used in) investing activities	(5,515,163)

Financing activities:
Contributions	11,939,250
Syndication costs	(1,424,908)
Distributions to partners	(210,764)
Debt placement fee paid to General Partner	(858)
Net cash provided by financing activities	10,302,720

Net increase in cash and cash equivalents	4,564,306

Cash and cash equivalents at beginning of year	1,050

Cash and cash equivalents at end of year	$4,565,356

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII

Notes to Financial Statements
1. Business

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on November 14, 2008.  The Partnership is offering for sale up to 2,500,000 units of limited partnership interest at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010.

The Partnership uses the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also intends to acquire high technology medical and telecommunications equipment. The Partnership’s general partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s general partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Real Estate Investment Securities Association (REISA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement (the “Agreement”), the Partnership will continue until December 31, 2021.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  For the period of  March 31, 2010 (Commencement of Operations) through December 31, 2010, cash distributions to limited partners were made at a rate of approximately 8.5% of their original contributed capital.  Through December 31, 2010 distributions were made to limited partners in the amount of approximately $.85 per weighted average number of limited partnership units outstanding during the year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting  period.

Actual results could differ from those estimates.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2010 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010.

Revenue Recognition

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, the Partnership’s lease portfolio consisted of operating leases and  finance leases.   Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

In December 2010, the Partnership entered into finance leases. Finance lease interest income is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment.  In each reporting period, management evaluates the leases for impairment and considers any need for an allowance for credit losses.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed for the period March 31, 2010 (Commencement of Operations) through December 31, 2010.

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

Accounts Receivable

Accounts receivable includes current accounts receivable net of  allowances for uncollectible amounts.   The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2010, cash was held in  two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,566,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2010, the total cash bank balance was as follows:

At December 31, 2010	Amount
Total bank balance	$4,566,000
FDIC insured	(3,813,000)
Uninsured amount	$753,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

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

Organizational and Syndication Costs

The General Partner is entitled to be paid an organizational fee for its organizational expenses incurred for its services in organizing the Partnership and preparing the offering. The amount of this fee is based on amounts of units sold in our public offering.  Organizational costs are expensed as incurred in the statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions are nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update is not expected to impact the Partnership’s current accounting and reporting practices.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  This ASU was adopted during the fourth quarter of 2010, but did not have a material impact on the Partnership’s financial position or results of operations.  The new disclosures required by this ASU are included in Note 3 of the Partnership’s financial statements.

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

3. Information Technology, Medical Technology, Telecommunications Technology and Other Business-Essential Capital Equipment (“equipment”)

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  No such fees were paid for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the technology equipment in which it participates with other partnerships at December 31, 2010 was approximately $1,591,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2010 was approximately $68,000.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2010 was approximately $4,880,000.   The total outstanding debt related to the equipment shared by the Partnership at December 31, 2010 was approximately $683,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher in fiscal 2011, as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at December 31, 2010:

Amount

Year ending December 31, 2011	$1,277,000
Year ending December 31, 2012	1,184,000
Year ending December 31, 2013	692,000
Year ending December 31, 2014	3,000
$3,156,000

The following lists the components of the net investment in  finance leases at December 31, 2010:

Amount
Total minimum lease payments to be received	$1,581,000
Estimated residual value of leased equipment (unguaranteed)	136,000
Initial direct costs finance leases	55,000
Less: unearned income	(284,000)
Net investment in finance leases	$1,488,000

We incurred initial direct costs of approximately $58,000 during 2010.  These costs were capitalized and are being amortized over the lease term.

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our  finance lease receivables at December 31, 2010:

Risk Level	Percent of Total
Low	0%
Moderate-Low	0%
Moderate	0%
Moderate-High	100%
High	0%
Net finance lease receivable	100%

As of December 31, 2010 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable finance leases at December 31, 2010:

Amount
Year ending December 31, 2011	$564,000
Year ending December 31, 2012	564,000
Year ending December 31, 2013	375,000
Year ending December 31, 2014	77,000
Year ending December 31, 2015	1,000
$1,581,000

Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2010
Aircom International, Inc	36%
Motorola, Inc.	19%
Cargill, Inc.	15%
Batavia Public School District	12%

Lessees equal to or exceeding 10% of accounts receivable at December 31:

2010
Omnicare, Inc.	37%
Motorola, Inc.	27%
AK Steel	18%

4. Related Party Transactions

Receivables/Payables

As of December 31, 2010, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

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

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  See “Summary of Significant Accounting Policies - Reimbursable Expenses,” included in Note 2 above.

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At December 31, 2010, the remaining balance of prepaid acquisition fees was approximately $190,000, which is expected to be earned in future periods.

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

For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010 we incurred the following fees:

Selling commissions and dealer manager fees	$1,073,000
Marketing reallowance	$119,000
Organizational expenses	$358,000
Reimbursable expenses	$380,000
Equipment acquisition fee	$210,000
Debt placement fee	$900
Equipment management fee	$26,000
Equipment liquidation fee	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

December, 2010	Amount
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666 including interest, with final payment in April 2013	$68,000

The note is secured by specific technology equipment and is nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2010 are as follows:

Amount
Year ending December 31, 2011	$27,000
Year ending December 31, 2012	30,000
Year ending December 31, 2013	11,000
$68,000

6. Supplemental Cash Flow Information

Non cash investing and financing activities for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010 are as follows:

Amount
Debt assumed in connection with purchase of technology equipment	$86,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$151,000

7.  Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) on the Federal Partnership Return

For the Period of March 31, 2010 (commencement of operations) through December 31, 2010

Net (loss) for financial reporting purposes to taxable (loss)	$(582,512)
Adjustments
Depreciation	(3,263,701)
Amortization	16,094
Unearned lease income	84,543
Organizational Costs	125,467
Other	7,457

Taxable (loss) on the Federal
Partnership return	$(3,612,652)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

8.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2010

Revenues
Lease and other	$-	$95,691	$156,164	$223,554
Total revenues	-	95,691	156,164	223,554

Total costs and expenses	12,565	269,992	336,598	438,766

Net (loss)	$(12,565)	$(174,301)	$(180,434)	$(215,212)
Net (loss) allocated to limited partners	$(12,565)	$(174,301)	$(181,066)	$(216,688)
Net (loss) per limited partner unit	$(0.21)	$(2.08)	$(0.92)	$(0.47)