Form 10-Q
period 2011-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2011-05-13
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011    or

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

FORM 10-Q
MARCH 31, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$7,895,218	$4,565,356
Lease income receivable	179,967	86,373
Accounts receivable, Commonwealth Capital Corp.	96,418	1,824
Accounts receivable, affiliated limited partnerships	2,500	-
Prepaid expenses	2,990	3,681
	8,177,093	4,657,234

Net investment in finance leases	1,382,666	1,487,993

Technology equipment, at cost	5,095,458	3,783,727
Accumulated depreciation	(648,169)	(345,386)
	4,447,289	3,438,341

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $35,000 and $18,000 at March 31, 2011 and December 31, 2010, respectively	169,691	133,764
Prepaid acquisition fees	343,118	190,379
	512,809	324,143

Total Assets	$14,519,857	$9,907,711

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$12,530	8,459
Accounts payable, General Partner	5,723	6,589
Other accrued expenses	13,140	17,710
Unearned lease income	51,304	84,541
Notes payable	61,536	68,296
Total Liabilities	144,233	185,595

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	14,374,574	9,721,066
Total Partners' Capital	14,375,624	9,722,116

Total Liabilities and Partners' Capital	$14,519,857	$9,907,711

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31, 2011	For the period March 31, 2010 (Commencement of Operations) through March 31, 2010
Revenue
Lease	$408,399	$-
Interest and other	46,468	-
Gain on sale of computer equipment	288	-
Total revenue	455,155	-

Expenses
Operating, excluding depreciation	193,673	27
Equipment management fee, General Partner	23,237	-
Organizational costs	60,285	12,538
Interest	1,238	-
Depreciation	302,782	-
Amortization of equipment acquisition costs and deferred expenses	16,542	-
Total expenses	597,757	12,565

Net (loss)	$(142,602)	$(12,565)

Net (loss) allocated to Limited Partners	$(145,445)	$(12,565)

Net (loss) per equivalent limited partnership unit	$(0.20)	$(0.21)

Weighted average number of equivalent limited partnership units outstanding during the period	716,767	59,700

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	597,462	$1,050	$9,721,066	$9,722,116
Contributions	-	287,581	-	5,751,409	5,751,409
Syndication costs	-	-	-	(671,013)	(671,013)
Net income (loss)	-	-	2,843	(145,445)	(142,602)
Distributions	-	-	(2,843)	(281,443)	(284,286)
Balance, March 31, 2011	50	885,043	$1,050	$14,374,574	$14,375,624

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Three Months ended	For the period March 31, 2010 (Commencement of Operations) through
	March 31, 2011	March 31, 2010

Net cash (used in) operating activities	$(90,575)	$(12,538)

Investing activities:
Capital expenditures	(1,311,732)	(663,173)
Payment from finance leases	140,875	-
Equipment acquisition fees, General Partner	(205,208)	(40,596)
Net proceeds from the sale of computer equipment	392	-
Net cash (used in) investing activities	(1,375,673)	(703,769)

Financing activities:
Contributions	5,751,409	1,194,000
Syndication costs	(671,013)	(142,683)
Distributions to partners	(284,286)	-
Net cash provided by financing activities	4,796,110	1,051,317

Net increase in cash and cash equivalents	3,329,862	335,010

Cash and cash equivalents beginning of period	4,565,356	1,050

Cash and cash equivalents end of period	$7,895,218	$336,060

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $7,895,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash bank balance was as follows:

At March 31, 2011	Amount
Total bank balance	$7,895,000
FDIC insured	(271,000)
Uninsured amount	$7,624,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

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

Recent Accounting Pronouncements

In April of 2011, the FASB issued ASU No. 2011-03 (“ASC Update 2011-03”), Reconsideration of Effective Control for Repurchase Agreements. This ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update are effective for the fiscal quarters and years that start on or after December 15, 2011. Early adoption is not permitted. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

3. Information Technology Equipment

The Partnership is the lessor of equipment under operating leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  No such fees were incurred for the three months ended March 31, 2011.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at March 31, 2011 was approximately $2,613,000 and is included in the Partnership’s fixed assets on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2011 was approximately $62,000.

The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2011 was approximately $8,055,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2011 was approximately $615,000.

The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2010 was approximately $1,591,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2010 was approximately $68,000.

The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2010 was approximately $4,880,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2010 was approximately $683,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2011 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2011:
Amount
Nine Months ended December 31, 2011	$1,228,000
Year ended December 31, 2012	1,546,000
Year ended December 31, 2013	1,055,000
Year ended December 31, 2014	6,000
$3,835,000

 The following lists the components of the net investment in direct financing leases at March 31, 2011:

Amount
Total minimum lease payments to be received	$1,440,000
Initial Direct Costs	47,000
Estimated residual value of leased equipment (unguaranteed)	136,000
Less: unearned income	(240,000)
Net investment in direct finance leases	$1,383,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our  finance lease receivables at March 31, 2011:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2011:

Amount
Nine Months ended December 31, 2011	$423,000
Year ended December 31, 2012	564,000
Year ended December 31, 2013	375,000
Year ended December 31, 2014	77,000
Year ended December 31, 2015	1,000
$1,440,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2011, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees	For the three months ended March 31, 2011	For the period March 31, 2010 (Commencement of Operations) through March 31, 2010
We will pay to the dealer manager an amount of up to nine percent of capital contributions as underwriting commissions. The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of up to seven percent of the capital contributions from units sold by such participating brokers.  The Dealer Manager will retain the remaining two percent as a Dealer Manager Fee.  The actual amount of the underwriting commissions may vary due to the volume discounts available to investors purchasing certain quantities of units. This amount is included in offering costs of the Partnership on the Statement of Partner’s Capital.
	$502,000	$107,000

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
	$57,000	$12,000

Organizational expenses
We pay the general partner an organizational fee equal to three percent of the first $25,000,000 of limited partners’ capital contributions and two percent of the limited partners’ capital contributions in excess of $25,000,000, as reimbursement for the organization of the Partnership.   It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses, various registration and filing fees, miscellaneous expenses related to the organization and formation of the Partnership, bona fide due diligence expenses, other costs of registration and costs incurred in connection with the preparation, printing and distribution of this prospectus and related sales literature will be as high as  $1,377,465, of which the general partner will pay up to $1,250,000 out of its organizational fee it receives as units are sold.  We will pay any costs above $1,250,000 out of offering proceeds.  If costs are below $1,250,000, the general partner will reimburse us for any payments it received during the offering that exceed this amount.  This amount is included in offering and organizational costs of the Partnership on the Statement of Partner’s Capital and on the Statement of Operations.
	$172,000	$36,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$169,000	$-

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2011, the remaining balance of prepaid acquisition fees was approximately $343,000, which is expected to be earned in future periods.	$52,000	$27,000

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
	$1,000	$-

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
	$23,000	$-

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
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2011	December 31, 2010

Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$62,000	$68,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2011 are as follows:

Amount
Nine months ended December 31, 2011	$21,000
Year ended December 31, 2012	30,000
Year ended December 31, 2013	11,000
$62,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$7,000	$-

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

For the three months ended March 31, 2011:

Three months ended March 31,	2011	2010
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$52,000	$27,000

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $521 billion equipment finance sector, showed overall new business volume for the 1st quarter of 2011 increasing 27% over the first quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 60 days has improved on average by 33% from the 1st quarter of 2010 through the 1st quarter of 2011.  The increase in new business volume is due largely to companies replacing aging equipment and expanding capacity in response to a recovering economy.  For 2011-2012 ELFA has forecast a 12% increase in finance volume over 2010.

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

REVENUE RECOGNITION

Through March 31, 2011, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2011 was limited partner contributions of approximately $5,751,000, compared to the period March 31, 2010 (Commencement of Operations) through March 31, 2010 where our primary source of cash was limited partner contributions of approximately $1,194,000.  Our primary use of cash for the three months ended March 31, 2011 was for the purchase of new information technology equipment of approximately $1,312,000, syndication costs of $671,000 and distributions to partners of approximately $284,000.  For the period March 31, 2010 (Commencement of Operations) through March 31, 2010, our primary use of cash was for  the purchase of new information technology equipment of approximately $663,000 and syndication costs of approximately $143,000. There were no distributions made to partners during the period March 31, 2010 (Commencement of Operations) through March 31, 2010.

Cash was used in operating activities for the three months ended March 31, 2011 of approximately $91,000, and includes a net loss of approximately $143,000 and depreciation and amortization expenses of approximately $319,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $7,000.

This compares to the period March 31, 2010 (Commencement of Operations) through March 31, 2010 where cash was used by operating activities of approximately $13,000, which includes a net loss of approximately $13,000.

As we continue to receive contributions from limited partners during our public offering and increase the size of our technology equipment portfolio, we anticipate an increase in our revenues.  We also foresee operating expenses increasing, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing this equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Additionally, depreciation expenses will likely increase more rapidly than operating expenses as we add technology equipment to our portfolio.

We intend to invest additional funds in equipment during the remainder of 2011.  The amount we invest can not be reliably determined at this time, as it is dependent upon the amount of additional capital contributions we will raise from limited partners in our public offering.  We expect that investment in equipment may be approximately $4,000,000 or more during the remainder of 2011, depending on the success of the offering and the availability of investment opportunities.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $7,895,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash bank balance was as follows:

At March 31, 2011	Amount
Total bank balance	$7,895,000
FDIC insured	(271,000)
Uninsured amount	$7,624,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

As of March 31, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $1,228,000 for the balance of the year ending December 31, 2011 and approximately $2,607,000 thereafter. As of March 31, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $423,000 for the balance of the year ending December 31, 2011 and approximately $1,017,000 thereafter.

As of March 31, 2011, our debt was approximately $62,000 with an interest rate of 7.50% and is payable through April 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to
 the period March 31, 2010 (Commencement of Operations) through March 31, 2010

Revenue

For the three months ended March 31, 2011, we recognized revenue of approximately $455,000. No revenue was recognized for the period March 31, 2010 (Commencement of Operations) through March 31, 2010. This increase in revenue from the prior period is primarily due to the fact that the Partnership's operations had just commenced on March 31, 2010.

Our lease revenue increased to approximately $408,000 for the three months ended March 31, 2011, from approximately $0 for the period March 31, 2010 (Commencement of Operations) through March 31, 2010.  This increase was primarily due the acquisition of new lease agreements.

Interest revenue from finance leases and cash held at financial institutions increased to approximately $46,000 for the three months ended March 31, 2011 from approximately $0 for the period March 31, 2010 (Commencement of Operations) through March 31, 2010, which is consistent with our acquisition of finance leases and the increase in cash deposited in the bank.

The balances in our revenue accounts will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment with a net book value of approximately $100 for the three months ended March 31, 2011 for a net gain of approximately $288. For the period March 31, 2010 (Commencement of Operations) through March 31, 2010, we did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $194,000 for the three months ended March 31, 2011, from approximately $0 for the period of March 31, 2010 (Commencement of Operations) through March 31, 2010.  This increase is primarily attributable to increases in administrative and legal expenses associated with management of the fund and that the Partnership's operations had just commenced on March 31, 2010.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $23,000 for the three months ended March 31, 2011. There was no equipment management fee charge for the period March 31, 2010 (Commencement of Operations) through March 31, 2010. This increase is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2011 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $319,000 for the three months ended March 31, 2011, from approximately $0 for the period March 31, 2010 (Commencement of Operations) through March 31, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the three months ended March 31, 2011, we recognized revenue of approximately $455,000 and expenses of approximately $598,000, resulting in a net loss of approximately $143,000.  For the period March 31, 2010 (Commencement of Operations) through March 31, 2010, we recognized $13,000 of net loss. This change in net loss is primarily due to an increase in depreciation expenses, increased equipment management fees and an increase in operating expenses associated with a larger portfolio of equipment compared to the period March 31, 2010 (Commencement of Operations) through March 31, 2010.  Also, there was limited operating activity for the period March 31, 2010 (Commencement of Operations) through March 31, 2010 due to operations commencing on March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2011 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

       N/A

Item 1A.  Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2010, general worldwide economic conditions experienced a downturn.  Although we are experiencing a modest improvement in the global economy in 2011, the economic recovery continues to remain  somewhat weak, and a prolonged period of economic weakness could result in the following consequences, any of which could materially affect our business: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       N/A

Item 3.   Defaults Upon Senior Securities

       N/A

 Item 5.   Other Information

       N/A

Item 6.    Exhibits

31.1 RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 13, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 13, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer