Form 10-Q
period 2011-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2011-08-12
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011    or

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
YES ☐     NO ☒

FORM 10-Q
JUNE 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$9,284,380	$4,565,356
Lease income receivable	160,332	86,373
Accounts receivable, Commonwealth Capital Corp.	182,879	1,824
Accounts receivable, General Partner	1,626	-
Prepaid expenses	2,045	3,681
	9,631,262	4,657,234

Net investment in finance leases	1,273,132	1,487,993

Technology equipment, at cost	7,044,889	3,783,727
Accumulated depreciation	(1,053,218)	(345,386)
	5,991,671	3,438,341

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $56,000 and $18,000
at June 30, 2011 and December 31, 2010, respectively.	226,495	133,764
Prepaid acquisition fees	399,872	190,379
	626,367	324,143

Total Assets	$17,522,432	$9,907,711

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$40,244	$8,459
Accounts payable, General Partner	-	6,589
Other accrued expenses	6,808	17,710
Unearned lease income	85,128	84,541
Notes payable	54,647	68,296
Total Liabilities	186,827	185,595

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	17,334,555	9,721,066
Total Partners' Capital	17,335,605	9,722,116

Total Liabilities and Partners' Capital	$17,522,432	$9,907,711

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	For the period March 31, 2010 (Commencement of Operations) through June 30, 2010
Revenue
Lease	$511,304	95,691	919,703	95,691
Interest and other	48,180	-	94,648	-
Gain on sale of computer equipment	851	-	1,139	-
Total revenue	560,335	95,691	1,015,490	95,691

Expenses
Operating, excluding depreciation	177,607	175,914	371,280	175,941
Equipment management fee, General Partner	28,383	4,785	51,620	4,785
Organizational costs	41,608	12,501	101,893	25,038
Interest	1,111	1,058	2,349	1,058
Depreciation	405,050	71,855	707,832	71,855
Amortization of equipment acquisition costs and deferred expenses	21,173	3,879	37,715	3,880
Total expenses	674,932	269,992	1,272,689	282,557

Net (loss)	$(114,597)	$(174,301)	$(257,199)	$(186,866)

Net (loss) allocated to limited partners	$(118,473)	$(174,301)	$(263,919)	$(186,865)

Net (loss) per equivalent limited partnership unit	$(0.12)	$(2.08)	$(0.31)	$(2.24)

Weighted average number of equivalent limited partnership units outstanding during the period	969,976	83,646	843,372	83,386

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	597,462	$1,050	$9,721,066	$9,722,116
Contributions	-	485,715	-	9,714,088	9,714,088
Syndication costs	-	-	-	(1,141,554)	(1,141,554)
Net income (loss)	-	-	6,720	(263,919)	(257,199)
Distributions	-	-	(6,720)	(695,126)	(701,846)
Balance, June 30, 2011	50	1,083,177	$1,050	$17,334,555	$17,335,605

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	For the period March 31, 2010 (Commencement of Operations) through
	June 30, 2011	June 30, 2010

Net cash provided by (used in) operating activities	$165,200	$(18,141)

Investing activities:
Capital expenditures	(3,261,163)	(1,161,914)
Payment from finance leases	281,751	-
Equipment acquisition fees, General Partner	(339,940)	(85,082)
Net proceeds from the sale of computer equipment	2,488	-
Net cash (used in) investing activities	(3,316,864)	(1,246,996)

Financing activities:
Contributions	9,714,088	2,384,580
Syndication costs	(1,141,554)	(284,957)
Distributions to partners	(701,846)	-
Debt placement fee paid to the General Partner	-	(857)
Net cash provided by financing activities	7,870,688	2,098,766

Net increase in cash and cash equivalents	4,719,024	833,629

Cash and cash equivalents beginning of period	4,565,356	1,050

Cash and cash equivalents end of period	$9,284,380	$834,679

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer and technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011 and December 31, 2010.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $9,286,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 2011, the total cash bank balance was as follows:

At June 30, 2011	Amount
Total bank balance	$9,286,000
FDIC insured	(271,000)
Uninsured amount	$9,015,000

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

Recent Accounting Pronouncements

In May of 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

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

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance was effective for interim and annual periods ending after June 15, 2011. The Partnership adopted this ASU during the second quarter of 2011 and it did not have a material effect on its financial statements.

3. Information Technology Equipment

The Partnership is the lessor of equipment under operating leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of the equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  No such fees were incurred for the six months ended June 30, 2011.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2011 was approximately $3,399,000 and is included in the Partnership’s fixed assets on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2011 was approximately $55,000.

The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2011 was approximately $9,629,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2011 was approximately $546,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2011:

Amount
Six Months ended December 31, 2011	$1,130,000
Year ended December 31, 2012	2,161,000
Year ended December 31, 2013	1,670,000
Year ended December 31, 2014	214,000
$5,175,000

The following lists the components of the net investment in direct financing leases at June 30, 2011:

Amount
Total minimum lease payments to be received	$1,299,000
Initial Direct Costs	39,000
Estimated residual value of leased equipment (unguaranteed)	134,000
Less: unearned income	(199,000)
Net investment in direct finance leases	$1,273,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2011:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	1%
Moderate-High	99%
High	-%
Net finance lease receivable	100%

As of June 30, 2011we determined that there was no need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at June 30, 2011:

Amount
Six Months ended December 31, 2011	$282,000
Year ended December 31, 2012	564,000
Year ended December 31, 2013	375,000
Year ended December 31, 2014	77,000
Year ended December 31, 2015	1,000
$1,299,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2011, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees	For the six months ended June 30, 2011	For the period March 31, 2010 (Commencement of Operations) through June 30, 2010
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
	$856,000	$215,000

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
	$97,000	$24,000

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
	$291,000	$72,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$349,000	$113,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2011, the remaining balance of prepaid acquisition fees was approximately $400,000, which is expected to be earned in future periods.	$130,000	$50,000

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
	$-	$1,000

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
	$52,000	$5,000

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
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2011	December 31, 2010
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$55,000	$68,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2011 are as follows:

Amount
Six months ended December 31, 2011	$14,000
Year ended December 31, 2012	30,000
Year ended December 31, 2013	11,000
$55,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

	Six months ended June 30, 2011	For the period March 31, 2010 (Commencement of Operations) through June 30, 2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$14,000	$4,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

	Six months ended June 30, 2011	For the period March 31, 2010 (Commencement of Operations) through June 30, 2010
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$130,000	$50,000

Debt assumed in connection with purchase of technology equipment	$-	$86,000

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $521 billion equipment finance sector, showed overall new business volume for the 2nd Quarter of 2011 increasing 28.5% relative to the second quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 30 days has improved on average 24% from the 2nd quarter of 2010 through the 2nd quarter of 2011.  Sixty-three percent of ELFA reporting members reported submitting more transactions for approval during the 2nd quarter 2011 compared to the same period the year prior.  For 2011-2012 ELFA has forecast a 12% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through June 30, 2011, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the six months ended June 30, 2011 was limited partner contributions of approximately $9,714,000, compared to the period March 31, 2010 (Commencement of Operations) through June 30, 2010 where our primary source of cash was limited partner contributions of approximately $2,385,000.  Our primary use of cash for the six months ended June 30, 2011 was for the purchase of new information technology equipment of approximately $3,261,000, syndication costs of $1,142,000 and distributions to partners of approximately $702,000.  For the period March 31, 2010 (Commencement of Operations) through June 30, 2010, our primary use of cash was for the purchase of new information technology equipment of approximately $1,162,000 and syndication costs of approximately $285,000. There were no distributions made to partners during the period March 31, 2010 (Commencement of Operations) through June 30, 2010.

Cash was provided by operating activities for the six months ended June 30, 2011 of approximately $165,000, and includes a net loss of approximately $257,000 and depreciation and amortization expenses of approximately $746,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $14,000.

This compares to the period March 31, 2010 (Commencement of Operations) through June 30, 2010 where cash was used in operating activities of approximately $18,000, which includes a net loss of approximately $187,000 and depreciation and amortization expenses of approximately $76,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $4,000.

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

We intend to invest additional funds in equipment during the remainder of 2011.  The amount we invest can not be reliably determined at this time, as it is dependent upon the amount of additional capital contributions we will raise from limited partners in our public offering.  We expect that investment in equipment may be approximately $13,000,000 or more during the remainder of 2011, depending on the success of the offering and the availability of investment opportunities. The acquisition of this equipment will be primarily funded with cash and some debt financing.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $9,286,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2011, the total cash bank balance was as follows:

At June 30, 2011	Amount
Total bank balance	$9,286,000
FDIC insured	(271,000)
Uninsured amount	$9,015,000

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

As of June 30, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $1,130,000 for the balance of the year ending December 31, 2011 and approximately $4,045,000 thereafter. As of June 30, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $282,000 for the balance of the year ending December 31, 2011 and approximately $1,017,000 thereafter.

As of June 30, 2011, our debt was approximately $55,000 with an interest rate of 7.50% and is payable through April 2013.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenue

For the three months ended June 30, 2011, we recognized revenue of approximately $560,000, compared to the three months ended June 30, 2010, when we recognized revenue of approximately $96,000. This increase in revenue from the prior period is primarily due to the fact that the Partnership is actively acquiring new leases.

Our lease revenue increased to approximately $511,000 for the three months ended June 30, 2011, from approximately $96,000 for the three months ended June 30, 2010.  This increase was also primarily due the acquisition of new leases.

Interest revenue from finance leases and cash held at financial institutions increased to approximately $48,000 for the three months ended June 30, 2011 from $0 for the three months ended June 30, 2010, which is consistent with our acquisition of finance leases and the increase in cash deposited in the bank.

The balances in our revenue accounts will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment with a net book value of approximately $1,000 for the three months ended June 30, 2011 for a net gain of approximately $1,000. For the three months ended June 30, 2010, we did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses were approximately $178,000 and $176,000 for the periods ending June 30, 2011 and March 31, 2010 (Commencements of Operations) through June 30, 2010, respectively.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $28,000 for the three months ended June 30, 2011, compared to approximately $5,000 of equipment management fees charged for the three months ended June 30, 2010. This increase is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2011 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $426,000 for the three months ended June 30, 2011, from approximately $76,000 for the three months ended June 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Six months ended June 30, 2011 compared to the period of March 31, 2010 (Commencement of Operations) through June 30, 2010

Revenue

For the six months ended June 30, 2011, we recognized revenue of approximately $1,015,000, compared to the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, when we recognized revenue of approximately $96,000. This increase in revenue from the prior period is consistent with the continued acquisition of new leases.

Our lease revenue increased to approximately $920,000 for the six months ended June 30, 2011, from approximately $96,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010.  This increase was also primarily due the acquisition of new leases.

Interest revenue from finance leases and cash held at financial institutions increased to approximately $95,000 for the six months ended June 30, 2011 from approximately $0 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, which is consistent with our acquisition of finance leases and the increase in cash deposited in the bank.

The balances in our revenue accounts will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment with a net book value of approximately $1,400 for the six months ended June 30, 2011 for a net gain of approximately $1,100. For the period of March 31, 2010 (Commencement of Operations) through June 30, 2010, we did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $371,000 for the six months ended June 30, 2011, from approximately $176,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010.  This increase is primarily attributable to increases in administrative expenses associated with management of the fund.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $52,000 for the six months ended June 30, 2011, compared to approximately $5,000 of equipment management fees charged for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010. This increase is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2011 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $746,000 for the six months ended June 30, 2011, from approximately $76,000 for the period of March 31, 2010 (Commencement of Operations) through June 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2011 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 12, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 12, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer