Form 10-Q
period 2011-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2011-11-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011    or

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
YES ☐     NO ☒

FORM 10-Q
SEPTEMBER 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$12,595,834	$4,565,356
Lease income receivable	130,215	86,373
Accounts receivable, Commonwealth Capital Corp.	181,723	1,824
Prepaid expenses	1,100	3,681
	12,908,872	4,657,234

Net investment in finance leases	1,161,777	1,487,993

Technology equipment, at cost	7,982,895	3,783,727
Accumulated depreciation	(1,528,660)	(345,386)
	6,454,235	3,438,341

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $81,000 and $18,000
at September 30, 2011 and December 31, 2010, respectively.	242,090	133,764
Prepaid acquisition fees	512,208	190,379
	754,298	324,143

Total Assets	$21,279,182	$9,907,711

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$52,691	$8,459
Accounts payable, General Partner	74,173	6,589
Other accrued expenses	6,253	17,710
Unearned lease income	216,707	84,541
Notes payable	340,330	68,296
Total Liabilities	690,154	185,595

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	20,587,978	9,721,066
Total Partners' Capital	20,589,028	9,722,116

Total Liabilities and Partners' Capital	$21,279,182	$9,907,711

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	For the period March 31, 2010 (Commencement of Operations) through September 30, 2010
Revenue
Lease	$588,419	155,129	1,508,122	250,819
Interest and other	41,635	1,035	136,283	1,035
Gain on sale of computer equipment	-	-	1,139	-
Total revenue	630,054	156,164	1,645,544	251,854

Expenses
Operating, excluding depreciation	225,282	164,795	596,562	340,736
Equipment management fee, General Partner	32,239	7,756	83,859	12,541
Organizational costs	42,568	38,832	144,461	63,869
Interest	981	1,486	3,330	2,545
Depreciation	475,442	117,396	1,183,274	189,251
Amortization of equipment acquisition costs and deferred expenses	24,852	6,333	62,567	10,212
Total expenses	801,364	336,598	2,074,053	619,154

Net (loss)	$(171,310)	$(180,434)	$(428,509)	$(367,300)

Net (loss) allocated to limited partners	$(176,150)	$(181,066)	$(440,069)	$(367,931)

Net (loss) per equivalent limited partnership unit	$(0.15)	$(0.92)	$(0.46)	$(2.63)

Weighted average number of equivalent limited partnership units outstanding during the period	1,189,326	196,509	959,144	139,680

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	597,462	$1,050	$9,721,066	$9,722,116
Contributions	-	703,808	-	14,131,546	14,131,546
Syndication costs	-	-	-	(1,650,209)	(1,650,209)
Net income (loss)	-	-	11,560	(440,069)	(428,509)
Distributions	-	-	(11,560)	(1,174,356)	(1,185,916)
Balance, September 30, 2011	50	1,301,270	$1,050	$20,587,978	$20,589,028

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	For the period March 31, 2010 (Commencement of Operations) through
	September 30, 2011	September 30, 2010

Net cash provided by (used in) operating activities	$709,134	$(51,923)

Investing activities:
Capital expenditures	(3,906,468)	(2,108,595)
Payment from finance leases	422,626	-
Equipment acquisition fees, General Partner	(489,796)	(210,821)
Net proceeds from the sale of computer equipment under finance leases	2,488	-
Net cash (used in) investing activities	(3,971,150)	(2,319,416)

Financing activities:
Contributions	14,131,546	6,082,807
Syndication costs	(1,650,209)	(725,806)
Distributions to partners	(1,185,916)	(63,172)
Debt placement fee paid to the General Partner	(2,927)	(857)
Net cash provided by financing activities	11,292,494	5,292,972

Net increase in cash and cash equivalents	8,030,478	2,921,633

Cash and cash equivalents beginning of period	4,565,356	1,050

Cash and cash equivalents end of period	$12,595,834	$2,922,683

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer and technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $12,605,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash bank balance was as follows:

At September 30, 2011	Amount
Total bank balance	$12,605,000
FDIC insured	(271,000)
Uninsured amount	$12,334,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in its accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of the equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  No such fees were incurred for the nine months ended September 30, 2011.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at September 30, 2011 was approximately $3,399,000 and is included in the Partnership’s fixed assets on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2011 was approximately $48,000.

The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2011 was approximately $9,629,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2011 was approximately $476,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2011:

Amount
Three Months ended December 31, 2011	$629,000
Year ended December 31, 2012	2,421,000
Year ended December 31, 2013	1,930,000
Year ended December 31, 2014	386,000
$5,366,000

The following lists the components of the net investment in direct financing leases at September 30, 2011:

Amount
Total minimum lease payments to be received	$1,158,000
Initial Direct Costs	32,000
Estimated residual value of leased equipment (unguaranteed)	134,000
Less: unearned income	(162,000)
Net investment in direct finance leases	$1,162,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2011:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	1%
Moderate-High	99%
High	-%
Net finance lease receivable	100%

As of September 30, 2011, we determined that there was no need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2011:

Amount
Three Months ended December 31, 2011	$141,000
Year ended December 31, 2012	564,000
Year ended December 31, 2013	375,000
Year ended December 31, 2014	77,000
Year ended December 31, 2015	1,000
$1,158,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2011, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees	For the nine months ended September 30, 2011	For the period March 31, 2010 (Commencement of Operations) through September 30, 2010
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
	$1,242,000	$547,000

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
	$140,000	$61,000

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
	$413,000	$182,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$583,000	$235,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2011, the remaining balance of prepaid acquisition fees was approximately $512,000, which is expected to be earned in future periods.	$168,000	$88,000

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
	$3,000	$1,000

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
	$84,000	$13,000

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
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2011	December 31, 2010
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$47,000	$68,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	293,000	-
	$340,000	$68,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2011 are as follows:

Amount
Three months ended December 31, 2011	$37,000
Year ended December 31, 2012	144,000
Year ended December 31, 2013	129,000
Year ended December 31, 2014	30,000
$340,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

	Nine months ended September 30, 2011	For the period March 31, 2010 (Commencement of Operations) through September 30, 2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$21,000	$11,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

	Nine months ended September 30, 2011	For the period March 31, 2010 (Commencement of Operations) through September 30, 2010
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$168,000	$88,000

Debt assumed in connection with purchase of technology equipment	$293,000	$86,000

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

The Equipment Leasing and Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd Quarter of 2011 increasing 25% relative to the third quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 30 days has improved on average 32.4% from the 3rd quarter of 2010 through the 2nd quarter of 2011.  Sixty percent of “ELFA” reporting members reported submitting more transactions for approval during the 3rd quarter 2011 compared to the same period the year prior.  For 2011-2012 ELFA has forecast a 12% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through September 30, 2011, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the nine months ended September 30, 2011 was limited partner contributions of approximately $14,132,000, compared to the period March 31, 2010 (Commencement of Operations) through September 30, 2010 where our primary source of cash was limited partner contributions of approximately $6,083,000.  Our primary use of cash for the nine months ended September 30, 2011 was for the purchase of new information technology equipment of approximately $3,906,000, syndication costs of $1,650,000 and distributions to partners of approximately $1,186,000.  For the period March 31, 2010 (Commencement of Operations) through September 30, 2010, our primary uses of cash were for the purchase of new information technology equipment of approximately $2,109,000, syndication costs of approximately $726,000, and distributions to partners of approximately $63,000.

Cash was provided by operating activities for the nine months ended September 30, 2011 of approximately $709,000, and includes a net loss of approximately $429,000 and depreciation and amortization expenses of approximately $1,246,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $21,000.

This compares to the period March 31, 2010 (Commencement of Operations) through September 30, 2010 where cash was used in operating activities of approximately $52,000, which includes a net loss of approximately $367,000 and depreciation and amortization expenses of approximately $199,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $11,000.

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

We intend to invest additional funds in equipment during the remainder of 2011.  The amount we invest can not be reliably determined at this time, as it is dependent upon the amount of additional capital contributions we will raise from limited partners in our public offering.  We expect that investment in equipment may be approximately $8,000,000 or more during the remainder of 2011, depending on the success of the offering and the availability of investment opportunities. The acquisition of this equipment will be primarily funded with cash and some debt financing.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $12,605,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash bank balance was as follows:

At September 30, 2011	Amount
Total bank balance	$12,605,000
FDIC insured	(271,000)
Uninsured amount	$12,334,000

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

As of September 30, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $629,000 for the balance of the year ending December 31, 2011 and approximately $4,737,000 thereafter. As of September 30, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $141,000 for the balance of the year ending December 31, 2011 and approximately $1,017,000 thereafter.

As of September 30, 2011, our debt was approximately $340,000 with interest rates ranging from 3.95% to 7.50% and is payable through January 2014.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to three months ended September 30, 2010
Revenue

For the three months ended September 30, 2011, we recognized revenue of approximately $630,000, compared to the three months ended September 30, 2010, when we recognized revenue of approximately $156,000. This increase in revenue from the prior period is primarily due to the fact that the Partnership is actively acquiring new leases.

Our lease revenue increased to approximately $588,000 for the three months ended September 30, 2011, from approximately $155,000 for the three months ended September 30, 2010.  This increase was also primarily due the acquisition of new leases.

Interest revenue from finance leases and cash held at financial institutions increased to approximately $42,000 for the three months ended September 30, 2011 from approximately $1,000 for the three months ended September 30, 2010, which is consistent with our acquisition of finance leases and the increase in cash deposited in the bank from limited partners’ contributions.

The balances in our revenue accounts will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses were approximately $225,000 and $165,000 for the periods ending September 30, 2011 and 2010, respectively. This increase is primarily attributable to increases in administrative expenses associated with management of the fund.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $32,000 for the three months ended September 30, 2011, compared to approximately $8,000 of equipment management fees charged for the three months ended September 30, 2010. This increase is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2011 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $500,000 for the three months ended September 30, 2011, from approximately $124,000 for the three months ended September 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Nine months ended September 30, 2011 compared to the period of March 31, 2010 (Commencement of Operations) through September 30, 2010

Revenue

For the nine months ended September 30, 2011, we recognized revenue of approximately $1,646,000, compared to the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, when we recognized revenue of approximately $252,000. This increase in revenue from the prior period is consistent with the continued acquisition of new leases.

Our lease revenue increased to approximately $1,508,000 for the nine months ended September 30, 2011, from approximately $251,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010.  This increase was due to the acquisition of new leases.

Interest revenue from finance leases and cash held at financial institutions increased to approximately $136,000 for the nine months ended September 30, 2011 from approximately $1,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, which is consistent with our acquisition of finance leases and the increase in cash deposited in the bank from limited partners’  contributions.

The balances in our revenue accounts will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment, held under finance leases, with a net book value of approximately $1,400 for the nine months ended September 30, 2011 for a net gain of approximately $1,100. For the period of March 31, 2010 (Commencement of Operations) through September 30, 2010, we did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $597,000 for the nine months ended September 30, 2011, from approximately $341,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010.  This increase is primarily attributable to nine full months of expenses charged during 2011 versus approximately six months of expenses for the period ended September 30, 2010.

Organizational Costs
Organizational costs increased to approximately $144,000 from approximately $64,000 for the nine months ended September 30, 2011 and 2010 respectively, due to the partnership still being in its organization phase.   In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $84,000 for the nine months ended September 30, 2011, compared to approximately $13,000 of equipment management fees charged for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010. This increase is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2011 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,246,000 for the nine months ended September 30, 2011, from approximately $199,000 for the period of March 31, 2010 (Commencement of Operations) through September 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly  Report on Form 10-Q.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting

Part II:   OTHER INFORMATION

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer