Form 10-K
period 2011-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2012-03-30
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 or

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

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

FORM 10-K
DECEMBER 31, 2011

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking.” These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

PART I

ITEM 1:       BUSINESS

GENERAL

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008.  Its General Partner is Commonwealth Income & Growth Fund, Inc., and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement.  The General Partner is also responsible for identifying and making investments on behalf of the Partnership.  The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the “effective date”).  As of the effective date, the Partnership received an initial capital contribution of $1,000 from its General Partner.  The offering was described in detail in the prospectus constituting a part of such registration statement.  The offering was a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds were held in escrow pending the receipt of the minimum amount. The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010.  The Partnership intends to use the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment. The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions.

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

As of December 31, 2011, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2011, the Partnership has entered into one such agreement.

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

We also may acquire high technology medical, telecommunications and inventory management equipment. Our General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of IV pumps, long acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The inventory management equipment we acquire may consist of inventory control systems, lift trucks and tractors. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than information technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment Restrictions.  The Partnership generally acquires information technology, telecommunications and medical technology equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such a purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  For the year ended December 31, 2011, the Partnership has acquired a diversified equipment portfolio, which it has leased to 19 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2011 are as follows:

Equipment Type	Approximate %
Small IBM Servers	3%
Blade Servers	1%
High End Sun Servers	22%
Laptops	6%
Datacom - Other	3%
Digital Storage	8%
Miscellaneous High End Servers	9%
Canon Multifunction Centers	11%
Oce Multifunction Centers	16%
Ricoh Aficio Multifunction Centers	4%
Wireless Protocol Verification Equipment	10%
Inventory Control Systems	7%

Total	100%

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

An operating lease generally represents a greater risk to the Partnership than a finance lease, because in order to recover the purchase price of the subject equipment and earn a return on such investment, it is necessary to renew or extend the operating lease, lease the equipment to a third party at the end of the original lease term, or sell the equipment.  On the other hand, the term of an operating lease is generally much shorter than the term of a finance lease, and the lessor is thus afforded an opportunity under an operating lease to re-lease or sell the subject equipment at an earlier stage of the equipment’s life cycle than under a finance lease.  Also, the annual rental payments received under an operating lease are ordinarily higher than those received under a finance lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2011, all leases that have been entered into are “triple net leases.”

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  No such fees were paid for the year ended December 31, 2011.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself.  The risk of doing business with the potential lessee, and the economics of each particular transaction must both be acceptable to our portfolio management team and to our CEO, who specifically approves each and every lease transaction.  Some of the criteria we evaluate are described below:

Evaluation of Lessees

The management team will perform a credit analysis (including a review of the financial statements, credit history and public debt record) of all potential lessees to determine the lessee’s ability to make payments under the lease.  We focus our investments in investment grade to middle market credits meeting our minimum acceptable fundamental analysis criteria.  These criteria involve an overall fundamental assessment of the lessee, and application our own proprietary “rating” model that is tailored to specific economic criteria that are important to us.  In addition to preparing a detailed credit-write up at the time of initiation of a transaction, we also re-evaluate a lessee’s credit risk on a monthly basis, and may review interim and annual lessee financial statements.

Generally, we seek lessees that have annual revenue of at least $10 million, have positive cash flow, and are not start-up entities, i.e., have been in business for at least five years.  We will also apply a proprietary debt rating analysis when a Moody’s or Standard & Poor’s rating is not available.  This allows us to create an equivalent, internal rating system without reliance solely on third-party models and analysis.

Evaluation of Transactions

As described above under “Description of Leases,” we prefer our lease investments to have a term of 12 to 36 months, and will not invest in a lease greater than 48 months.  We engage in “Fair Market Value” lease transactions, which permit the lessee to purchase the equipment at the end of term for no less than the then fair market value of the equipment.  We seek to limit or avoid leases that allow for early buyouts or terminations, as these arrangements reduce the predictability of our returns.

Our focus is on Tier 1 information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000.  We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions.  Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee.  Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.

Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts.  The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2011, the Partnership’s aggregate nonrecourse outstanding debt of approximately $640,000 was approximately 7.1% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment.  Any such financing will be on terms consistent with the terms applicable to borrowings in general.  As of December 31, 2011, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2011 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2011, the Partnership has not entered into any debt refinancing transactions.

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

Through February 7, 2012, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term In Months	Prorated Purch Price
Aetna Life Insurance Co.	Misc High End Servers	36	$903,621.00
Aircom International	Wireless Protocol Verification	36	$276,534.75
Aircom International	Wireless Protocol Verification	36	$386,639.03
Aircom International	Wireless Protocol Verification	36	$349,672.50
AK Steel Holding Corp.	Oce Multifunction Centers	29	$101,979.00
AK Steel Holding Corp.	Oce Multifunction Centers	30	$ 52,114.58
AK Steel Holding Corp.	Oce Multifunction Centers	31	$ 29,993.83
AK Steel Holding Corp.	Oce Multifunction Centers	32	$ 32,161.20
AK Steel Holding Corp.	Oce Multifunction Centers	33	$ 33,973.20
AK Steel Holding Corp.	Oce Multifunction Centers	34	$ 73,455.18
AK Steel Holding Corp.	Oce Multifunction Centers	35	$ 97,611.53
AK Steel Holding Corp.	Oce Multifunction Centers	36	$ 6,339.71
AK Steel Holding Corp.	Oce Multifunction Centers	38	$ 13,839.52
AK Steel Holding Corp.	Oce Multifunction Centers	42	$ 16,752.42
AK Steel Holding Corp.	Oce Multifunction Centers	47	$ 2,655.78
Allegheny Energy	Small IBM Servers	36	$ 46,874.10
Allegheny Energy	Small IBM Servers	36	$ 48,633.60
Alliant Techsystems	Blade Servers	36	$100,174.54
Alliant Techsystems	Tape Libraries	36	$ 12,415.25
Alliant Techsystems	Datacom - Other	36	$ 10,074.38
Alliant Techsystems	Datacom - Other	33	$ 4,779.97
Batavia Public School District #101	Laptops	36	$435,602.48
Brinks Company Inc.	Oce Multifunction Centers	27	$ 10,410.21
Brinks Company Inc.	Oce Multifunction Centers	28	$ 14,788.99
Cargill, Inc	Canon Multifunction Centers	36	$186,866.00
Cargill, Inc	Canon Multifunction Centers	36	$167,463.00
Cargill, Inc	Canon Multifunction Centers	36	$150,136.00
Cargill, Inc	Canon Multifunction Centers	36	$129,980.00
Cargill, Inc	Canon Multifunction Centers	36	$172,066.00
Cargill, Inc	Canon Multifunction Centers	36	$128,171.00
Cargill, Inc	Canon Multifunction Centers	36	$215,871.00
Century Business Services	Oce Multifunction Centers	24	$ 18,778.14
Century Business Services	Oce Multifunction Centers	25	$ 6,391.97
Century Business Services	Oce Multifunction Centers	26	$ 7,919.80
Coram Healthcare Corporation	Oce Multifunction Centers	12	$ 15,386.68
Coram Healthcare Corporation	Oce Multifunction Centers	13	$ 5,314.83
Cummins Inc.	High End Sun Servers	36	$332,299.95
Cummins Inc.	High End Sun Servers	36	$420,260.47
Cummins Inc.	High End Sun Servers	36	$437,273.70
Cummins Inc.	High End Sun Servers	36	$237,023.27
Cummins Inc.	High End Sun Servers	36	$237,023.27
Cummins Inc.	Blade Servers	36	$ 53,109.06
Cummins Inc.	High End Sun Servers	36	$237,268.70
Cummins Inc.	Small IBM Servers	36	$ 52,085.03
Cummins Inc.	Small IBM Servers	36	$ 56,943.13
Cummins Inc.	Small IBM Servers	36	$ 18,625.45
Cummins Inc.	High End Sun Servers	36	$426,891.25
Cummins Inc.	Small IBM Servers	36	$ 28,245.59
Cummins Inc.	High End Sun Servers	36	$ 27,381.86
Cummins Inc.	Blade Servers	36	$ 2,515.55
Cummins Inc.	Small IBM Servers	36	$ 22,544.32
GE Aviation	Datacom - Other	36	$292,230.00
General Dynamics Corp	Oce Multifunction Centers	15	$ 45,396.76
General Dynamics Corp	Oce Multifunction Centers	16	$ 47,865.65
General Dynamics Corp	Oce Multifunction Centers	17	$ 14,034.54
Health Care Service Corporation	Digital Storage	36	$455,195.65
Health Care Service Corporation	Digital Storage	36	$227,597.83
Health Care Service Corporation	Digital Storage	36	$227,597.83
Motorola	Ricoh Multifunction Centers	36	$150,586.91
Motorola	Ricoh Multifunction Centers	36	$149,568.94
Motorola	Ricoh Multifunction Centers	36	$145,412.31
Omnicare, Inc.	Oce Multifunction Centers	28	$ 36,187.06
Omnicare, Inc.	Oce Multifunction Centers	29	$ 85,040.50
Omnicare, Inc.	Oce Multifunction Centers	30	$ 84,638.20
Omnicare, Inc.	Oce Multifunction Centers	31	$ 64,664.20
Omnicare, Inc.	Oce Multifunction Centers	32	$ 62,269.41
Omnicare, Inc.	Oce Multifunction Centers	33	$ 75,150.63
Omnicare, Inc.	Oce Multifunction Centers	34	$109,284.53
Omnicare, Inc.	Oce Multifunction Centers	35	$ 90,117.59
Omnicare, Inc.	Oce Multifunction Centers	36	$121,796.13
Omnicare, Inc.	Oce Multifunction Centers	37	$ 11,615.96
Omnicare, Inc.	Oce Multifunction Centers	39	$ 1,687.94
Omnicare, Inc.	Oce Multifunction Centers	41	$ 1,012.63
Omnicare, Inc.	Oce Multifunction Centers	43	$ 919.49
Omnicare, Inc.	Oce Multifunction Centers	44	$ 2,814.24
Omnicare, Inc.	Oce Multifunction Centers	48	$ 95,144.49
Omnicare, Inc.	Oce Multifunction Centers	49	$130,699.08
Omnicare, Inc.	Oce Multifunction Centers	50	$ 49,323.17
Raytheon Company	Laptops	36	$ 87,542.26
Raytheon Company	Laptops	36	$ 76,494.30
Servicemaster	Oce Multifunction Centers	7	$ 6,853.24
Verso Paper Holding, LLC	Inventory Control Systems	36	$273,073.38
Verso Paper Holding, LLC	Inventory Control Systems	36	$351,230.00
Verso Paper Holding, LLC	Inventory Control Systems	36	$110,925.00

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

EMPLOYEES

The Partnership had no employees during 2011 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 68 employees as of December 31, 2011.

ITEM 1A:                    RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. With this in mind, a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                     UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                        PROPERTIES

NONE

ITEM 3:                        LEGAL PROCEEDINGS

NONE

ITEM 4:                       MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2011, there were 966 unit holders. The Units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the year ended December 31, 2011, no such redemptions occurred.

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

Distributions were paid to the Limited Partners for the years ended December 31, 2011 and 2010 as follows:

Quarter Ended	2011	2010
March 31	$281,000	$-
June 30	414,000	-
September 30	479,000	63,000
December 31	568,000	146,000
	$1,742,000	$209,000

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

ITEM 6:                       SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment.  We offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on November 13, 2009 (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on March 31, 2010.  At December 31, 2011, 1,572,900 units were sold in the offering, for a total of approximately $31,432,000 in limited partner contributions.

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase equipment that is subject to leases with businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating and finance leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

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

We also acquire high technology medical, telecommunications and inventory management equipment. Our General Partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired. The market for high technology medical equipment is growing each year.  Generally, this type of equipment has a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the year ending 2011 increasing 25% relative to the same period of 2010.  Credit quality remained steady as the rate of receivables aged in excess of 30 days rose slightly from 2.0% in November to 2.1% in December.  Additionally, charge-offs remained unchanged at 0.7% in the fourth quarter of 2011.  Seventy percent of ELFA reporting members reported submitting more transactions for approval during the final month of 2011 as compared to 65.5% the previous month.  For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution.  It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

For the year ended December 31, 2011, the Partnership’s lease portfolio consisted of operating leases and finance leases.   Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

Long Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed for the year ended December 31, 2011.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts.  The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Our Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

Organizational and Syndication Costs

The General Partner was paid an organizational fee for its expenses incurred for its services in organizing the Partnership and preparing the offering. The amount of this fee was based on amounts of units sold in our public offering.  Organizational costs are expensed as incurred in the statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions are nondeductible syndication expenses, which are charged against the capital accounts of Limited Partners.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2011, were from investor contributions of approximately $19,493,000 in our public offering, cash provided by operating activities of approximately $811,000, and payment from finance leases of approximately $564,000. Our primary source of cash for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010 was from investor contributions of approximately $11,939,000.

Our primary uses of cash for the year ended December 31, 2011 were for capital expenditures of approximately $4,609,000, equipment acquisition fees paid to the General Partner of approximately $689,000, and distributions to partners of approximately $1,759,000. Additionally, syndication costs were approximately $2,246,000 for the year ended December 31, 2011. Our primary uses of cash for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, were for capital expenditures of approximately $3,698,000, purchase of finance leases of $1,464,000, equipment acquisition fees paid to the General Partner of $342,000, cash used in operating activities of $223,000 and distributions to partners of approximately $211,000.  Additionally, syndication costs were approximately $1,425,000 for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010.  Capital expenditures and distributions are expected to continue to increase overall during 2012 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $15,000,000 in additional equipment during 2012.  The acquisition of this equipment will be funded by cash raised through Limited Partner contributions during the initial offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

For the year ended December 31, 2011 cash was provided by operating activities of approximately $811,000 which includes a net loss of approximately $629,000 and depreciation and amortization expense of approximately $1,829,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $57,000 and earned interest on finance leases of approximately $154,000. For the period of March 31, 2010 (Commencement of Operations) through December 31, 2010, cash was used in operating activities of approximately $223,000 which includes a net loss of approximately $583,000 and depreciation and amortization expenses of $364,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $17,000.

As we continue to increase the size of our equipment portfolio, operating expenses will increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing technology equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Depreciation expenses will likely increase more rapidly than operating expenses as we add equipment to our portfolio.

At December 31, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $16,133,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011 and 2010, the total cash bank balance was as follows:

Balance at December 31	2011	2010
Total bank balance	$16,133,000	$4,566,000
FDIC insured	(271,000)	(3,813,000)
Uninsured amount	$15,862,000	$753,000

We mitigate the risk of holding uninsured deposits by only depositing funds with major financial institutions.  We have not experienced any losses in our accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2011, we had future minimum rentals on noncancellable operating leases of approximately $2,758,000 for the year ending 2012 and $2,883,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2011, we had future minimum rentals on noncancellable finance leases of approximately $564,000 for the year ending 2012 and $453,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2011 was approximately $640,000 with interest rates ranging from 3.95% to 7.50% which will be payable through September 2014. We assumed debt in connection with the purchase of computer equipment of approximately $629,000 and $86,000 during 2011 and 2010, respectively. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2012, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Our share of the equipment in which we participated with other partnerships at December 31, 2011 was approximately $4,119,000 and is included in fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2011 was approximately $10,782,000. Our share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $377,000. The total outstanding debt related to the shared equipment at December 31, 2011 was approximately $853,000.  As we and the other programs managed by our general partner increase our overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher at a modest pace for the remainder of 2012 in total dollars, but is expected to remain relatively constant as a percentage of our portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period.  During 2011, our operating expenses were approximately $844,000 as our public offering period continued through November 2011.

RESULTS FROM OPERATIONS

For the year ended December 31, 2011, we recognized revenue of approximately $2,353,000 and expenses of approximately $2,982,000 resulting in net loss of approximately $629,000. The net loss is primarily due to increases in operating and depreciation expenses and equipment management fees associated with a growing portfolio of equipment. For the period March 31, 2010 (Commencement of Operations) through December 31, 2010, we recognized revenue of approximately $475,000 and expenses of approximately $1,058,000, resulting in net loss of approximately $583,000.

We have entered into 81 operating leases that generated lease revenue of approximately $2,148,000 for the year ended December 31, 2011 and approximately $460,000 of lease revenue for the period March 31, 2010 (Commencement of Operations) through December 31, 2010.  Management expects to continue to add new leases to our portfolio throughout 2012.  We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates.

For the year ended December 31, 2011 and the period March 31, 2010 (Commencement of Operations) through December 31, 2010, we recognized interest income of approximately $204,000 and $16,000, respectively. During 2011, approximately $49,000 is a result of monies being invested in a money market account that invests directly in cash or treasury obligations pending our use of such funds, and approximately $154,000 of which is a result of earned interest on finance leases. During 2010, approximately $3,000 was a result of monies being invested in a money market account that invests directly in cash or treasury obligations pending our use of such funds, and approximately $13,000 was a result of earned interest on finance leases. The amount in such money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2012 due to many factors, including the pace of equipment acquisitions and distributions and changes in interest rates.  Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2011. The amount of interest income recognized related to finance leases will decrease over time as these leases terminate.

For the year ended December 31, 2011 and for the period March 31, 2010 (Commencement of Operations) through December 31, 2010, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses were approximately $844,000 and $538,000, respectively.

Organizational costs were approximately $185,000 for the year ended December 31, 2011.  In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred. Organizational costs were approximately $125,000 for the period March 31, 2010 (Commencement of Operations) through December 31, 2010.

Syndication costs, recorded as charges to Partners’ Capital, were approximately $2,246,000 for the year ended December 31, 2011 and were approximately $1,425,000 for the period March 31, 2010 (Commencement of Operations) through December 31, 2010.  The costs are primarily attributable to underwriting and selling commissions, dealer manager fees and marketing allowance in connection with the continuation of the offering period through November 2011.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2011, the equipment management fees were approximately $119,000 which is consistent with the lease volume and revenue. For the period March 31, 2010 (Commencement of Operations) through December 31, 2010, the equipment management fees were approximately $26,000. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout 2012 as our equipment portfolio grows.

For the year ended December 31, 2011, interest expense was approximately $5,000 as a result of leases with associated debt obligations purchased during the year. Interest expense is expected to continue to increase as the size of our overall equipment portfolio increases, because a portion (up to a maximum of 30%) of the portfolio is acquired with leverage. For the period March 31, 2010 (Commencement of Operations) through December 31, 2010, interest expense was approximately $4,000 as a result of leases with associated debt obligations purchased during the year.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs.  For the year ended December 31, 2011 these expenses were approximately $1,829,000.  These expenses were due to the acquisition of new equipment attributable to the purchase of new leases during 2011. For the period March 31, 2010 (Commencement of Operations) through December 31, 2010, these expenses were approximately $364,000.

Net loss was approximately $629,000 for the year ended December 31, 2011. The net loss was attributable to the changes in revenue and expenses as discussed above. Net loss for the period March 31, 2010 (Commencement of Operations) through December 31, 2010 was approximately $583,000.

ITEM 7A:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                     FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2011 and 2010, and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A:                  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2011.   Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2011, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

     Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 52, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

       Henry J. Abbott, age 61, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

     Gregory M. Lorenz, age 49, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

      Lynn A. Franceschina , age 40, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

     Jay Dugan, age 63, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

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

     James Pruett, age 46, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

     Mark Hershenson, age 46, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

     Richard G. Devlin, age 40, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association, REISA and the Investment Program Association.

     David W. Riggleman, age 49, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and Senior Vice President of CCC and CIGF, Inc. in December 2010.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 65, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics. Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting. Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2011	AMOUNT INCURRED DURING 2010

	OFFERING AND ORGANIZATION STAGE

The General Partner	Organizational Fee. An organization fee equal to three percent of the first $25,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contribution in excess of $25,000,000, as compensation for the organization of the Partnership.	$520,000	$358,000

The General Partner’s Affiliates
Selling Commissions and Dealer Manager Fees. The Partnership can pay the dealer manager an amount of up to ten percent capital contributions as underwriting commissions after and only if the required $1,150,000 minimum subscription amount is sold.  The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of seven percent of the capital contributions from units sold by such participating brokers.  Some or all of the remaining two percent (the dealer manager fee) may be reallowed to participating broker-dealers for due diligence expense reimbursements.
		$1,715,000	$1,073,000

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $670,000, which will be earned in future periods.	$210,000		$210,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.	$784,000		$380,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$6,000		$900
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$119,000		$26,000
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
		$100	$	---
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$18,000		$2,000

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

“Organizational and Offering Expenses” means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering, including underwriting commissions and advertising expenses specifically incurred in connection with the distribution of the units.

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

ITEM 14:                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $55,000 and $47,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2011 or 2010 besides fees related to audit or tax compliance.

PART IV

ITEM 15:                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets as of December 31, 2011 and 2010	F-2
	Statements of Operations for the year ended December 31, 2011 and for the period March 31, 2010 (Commencement of Operations) through December 31, 2010	F-3
	Statements of Partners’ Capital for the year ended December 31, 2011 and for the period March 31, 2010 (Commencement of Operations) through December 31, 2010	F-4
	Statements of Cash Flows for the year ended December 31, 2011 and for the period March 31, 2010 (Commencement of Operations) through December 31, 2010	F-5
	Notes to Financial Statements	F-6
(a) (2)	Schedules

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2012 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VII

Financial Statements
For the years ended December 31, 2011 and 2010

Commonwealth Income & Growth Fund VII

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2011 and 2010 and the related statements of operations, Partners’ capital and cash flows for the year ended December 31, 2011 and the period from March 31, 2010 (Commencement of Operations) through December 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from March 31, 2010 (Commencement of Operations) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2012

Commonwealth Income & Growth Fund VII
                     Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$16,126,949	$4,565,356
Lease income receivable	147,592	86,373
Accounts receivable, Commonwealth Capital Corp.	320,588	1,824
Prepaid expenses	656	3,681
	16,595,785	4,657,234

Net investment in finance leases	1,047,356	1,487,993

Technology equipment, at cost	9,019,363	3,783,727
Accumulated depreciation	(2,052,270)	(345,386)
	6,967,093	3,438,341

Equipment acquisition costs and deferred expenses, net of accumulated amortization of
approximately $109,000 and $18,000 at December 31, 2011 and 2010, respectively	259,068	133,764
Prepaid acquisition fees	670,052	190,379
	929,120	324,143

Total Assets	$25,539,354	$9,907,711

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$45,520	$8,459
Accounts payable, General Partner	50,554	6,589
Other accrued expenses	3,321	17,710
Unearned lease income	219,314	84,541
Notes payable	639,628	68,296
Total Liabilities	958,337	185,595

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	24,579,967	9,721,066
Total Partners' Capital	24,581,017	9,722,116

Total Liabilities and Partners' Capital	$25,539,354	$9,907,711

see accompanying notes to financial statements

 Commonwealth Income & Growth Fund VII
Statements of Operations

	2011	For the period March 31, 2010 (Commencement of Operations) through December 31, 2010
Revenue
Lease	$2,148,101	$459,842
Interest and other	203,625	15,567
Gain on sale of computer equipment	1,215	-
Total revenue	2,352,941	475,409

Expenses
Operating, excluding depreciation	844,157	538,491
Equipment management fee, General Partner	118,675	26,226
Organizational costs	185,121	125,467
Interest	5,361	3,908
Depreciation	1,707,869	345,386
Amortization of equipment acquisition costs, deferred expenses and initial direct costs	120,769	18,443
Total expenses	2,981,952	1,057,921

Net (loss)	$(629,011)	$(582,512)

Net (loss) allocated to limited partners	$(646,649)	$(584,620)

Net (loss) per equivalent limited partnership unit	$(0.59)	$(2.38)

Weighted average number of equivalent limited partnership units outstanding during the period	1,088,275	245,472

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited	Limited Partner
	Units	Units	Partner	Partners	Receivable	Total
Balance, March 31, 2010	50	25	$1,050	$500	$(500)	$1,050
Contributions	-	597,437	-	11,938,750	500	11,939,250
Syndication costs	-	-	-	(1,424,908)		(1,424,908)
Net income (loss)	-	-	2,108	(584,620)		(582,512)
Distributions	-	-	(2,108)	(208,656)		(210,764)
Balance, December 31, 2010	50	597,462	$1,050	$9,721,066	$-	$9,722,116
Contributions	-	975,438	-	19,493,238	-	19,493,238
Syndication costs	-	-	-	(2,245,861)	-	(2,245,861)
Net income (loss)	-	-	17,638	(646,649)	-	(629,011)
Distributions	-	-	(17,638)	(1,741,827)	-	(1,759,465)
Balance, December 31, 2011	50	1,572,900	$1,050	$24,579,967	$-	$24,581,017

see accompanying notes to financial statements

  Commonwealth Income & Growth Fund VII
Statements of Cash Flows

	For the year ended	For the period March 31, 2010 (Commencement of Operations) through
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net (loss)	$(629,011)	$(582,512)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	1,798,372	363,829
Amortization of Initial Direct Costs - Finance Leases	30,266	-
(Gain) on sale of computer equipment	(1,215)	-
Other noncash activities included in
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to bank by lessee	(57,401)	(17,423)
Earned interest on finance leases	(154,479)	(12,565)
Changes in assets and liabilities
Lease income receivable	(61,219)	(86,373)
Accounts receivable, Commonwealth Capital Corp.	(318,764)	(1,824)
Prepaid Expenses	3,025	(3,681)
Accounts payable	37,061	8,458
Accounts payable, General Partner	43,965	6,589
Other accrued expenses	(14,389)	17,710
Unearned lease income	134,773	84,541
Net cash provided by (used in) operating activities	810,984	(223,251)

Cash flows from investing activities:
Capital expenditures	(4,609,268)	(3,698,007)
Purchase of finance leases	-	(1,463,833)
Payment from finance leases	563,502	46,958
Initial Costs - finance leases	-	(58,553)
Equipment acquisition fees, General Partner	(689,193)	(341,728)
Net proceeds from the sale of finance leases	2,488	-
Net proceeds from the sale of technology equipment	1,455	-
Net cash (used in) investing activities	(4,731,016)	(5,515,163)

Cash flows from financing activities:
Contributions	19,493,238	11,939,250
Syndication costs	(2,245,861)	(1,424,908)
Distributions to partners	(1,759,465)	(210,764)
Debt placement fee paid to the General Partner	(6,287)	(858)
Net cash provided by financing activities	15,481,625	10,302,720

Net increase in cash and cash equivalents	11,561,593	4,564,306

Cash and cash equivalents beginning of period	4,565,356	1,050

Cash and cash equivalents end of period	$16,126,949	$4,565,356

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII

Notes to Financial Statements
1. Business

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on November 14, 2008.  The Partnership offered for sale up to 2,500,000 units of limited partnership interest at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010.  The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions.

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

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also intends to acquire high technology medical, telecommunications and inventory management equipment. The Partnership’s general partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally, this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s general partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement (the “Agreement”), the Partnership will continue until December 31, 2021.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During each of the years ended December 31, 2011 and 2010, cash distributions to limited partners for each quarter were made at a rate of approximately 8.5% of their original contributed capital.  Distributions during each of the years ended December 31, 2011 and 2010 were made to limited partners in the amount of approximately $1.60 and $0.85, respectively, based on each investor's number of limited partnership units outstanding during the year.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2011 and December 31, 2010 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values.

Revenue Recognition

For the year ended December 31, 2011, the Partnership’s lease portfolio consisted of operating leases and finance leases.   Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed for the year ended December 31, 2011.

Depreciation on technology and inventory management equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts.   The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2011, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $16,133,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011 and 2010, the total cash bank balance was as follows:

Balance at December 31	2011	2010
Total bank balance	$16,133,000	$4,566,000
FDIC insured	(271,000)	(3,813,000)
Uninsured amount	$15,862,000	$753,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

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

Organizational and Syndication Costs

The General Partner was paid an organizational fee for its expenses incurred for its services in organizing the Partnership and preparing the offering. The amount of this fee was based on amounts of units sold in our public offering.  Organizational costs are expensed as incurred in the statement of operations.  In addition, the General Partner will pay underwriting commissions of up to 10% (consisting of 7% selling commission, 2% dealer manager fee and up to 1% marketing reallowance). These commissions are nondeductible syndication expenses, which are charged against the capital accounts of limited partners.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (“ASC Update 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update were effective for the first interim or annual period beginning on or after June 15, 2011, and were required to be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and Other Business-Essential Capital Equipment (“equipment”)

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  No such fees were paid for the year ended December 31, 2011 and the period March 31, 2010 (Commencement of Operations) through December 31, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $4,119,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $377,000.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $10,782,000.   The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $853,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher in fiscal 2012, as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at December 31, 2011:

Amount
Year ending December 31, 2012	$2,758,000
Year ending December 31, 2013	2,233,000
Year ending December 31, 2014	650,000
$5,641,000

The following lists the components of the net investment in finance leases at December 31, 2011 and 2010:

December 31,	2011	2010
Total minimum lease payments to be received	$1,017,000	$1,581,000
Estimated residual value of leased equipment (unguaranteed)	135,000	136,000
Initial direct costs finance leases	25,000	55,000
Less: unearned income	(130,000)	(284,000)
Net investment in finance leases	$1,047,000	$1,488,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our  finance lease receivables at December 31, 2011:

Risk Level	Percent of Total
Low	0%
Moderate-Low	8%
Moderate	2%
Moderate-High	90%
High	0%
Net finance lease receivable	100%

As of December 31, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable finance leases at December 31, 2011:

Amount
Year ending December 31, 2012	$564,000
Year ending December 31, 2013	375,000
Year ending December 31, 2014	77,000
Year ending December 31, 2015	1,000
$1,017,000

Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2011
Cummins, Inc.	22%
Aircom International, Inc.	13%
Cargill, Inc.	13%
HealthCare Services Corp.	13%
Verso Paper Company	10%

2010
Aircom International, Inc.	36%
Motorola, Inc.	19%
Cargill, Inc.	15%
Batavia Public School District	12%

Lessees equal to or exceeding 10% of accounts receivable at December 31:

2011
Motorola, Inc.	25%
Omnicare, Inc.	22%
HealthCare Services Corp.	15%
AK Steel	11%
Cargill, Inc.	11%

2010
Omnicare, Inc.	37%
Motorola, Inc.	27%
AK Steel	18%

4. Related Party Transactions

Receivables/Payables

As of December 31, 2011, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Selling commissions and dealer manager fees
During our public offering, we paid to the dealer manager an amount of up to nine percent of capital contributions as underwriting commissions. The dealer manager reallows to participating broker-dealers out of underwriting commissions a selling commission of up to seven percent of the capital contributions from units sold by such participating brokers.  The dealer manager retains the remaining two percent as a Dealer Manager Fee.  The actual amount of the underwriting commissions varied due to the volume discounts available to investors purchasing certain quantities of units. This amount is included in syndication costs on the Statement of Partners’ Capital.

Marketing reallowance
During our public offering, we paid a marketing reallowance of up to 1% of capital contributions to our dealer manager, all of which was reallowed to certain participating broker-dealers.  The reallowance was designed to reimburse those broker-dealers that met certain requirements for marketing expenses, such as bona fide training and education seminars and related conferences.  In no circumstances are any amounts paid to our dealer manager as a marketing reallowance to be retained by the dealer manager.  Any amount of this fee not paid out to participating broker-dealers will be returned by the dealer manager to the Partnership.  This amount is included in syndication costs on the Statement of Partners’ Capital.

Organizational expenses
During our public offering, we paid the General Partner an organizational fee equal to three percent of the first $25,000,000 of limited partners’ capital contributions and two percent of the limited partners’ capital contributions in excess of $25,000,000, as reimbursement for the costs of the organization of the Partnership. This amount is included in syndication costs and organizational costs on the Statement of Partners’ Capital and on the Statement of Operations, respectively. During 2011 and 2010, syndication costs of approximately $335,000 and $233,000, respectively, and organizational costs of approximately $185,000 and $125,000, respectively, were included on the Statement of Partners’ Capital and on the Statement of Operations, respectively.

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

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $670,000, which is expected to be earned in future periods.

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

For the year ended December 31, 2011 and the period March 31, 2010 (Commencement of Operations) through December 31, 2010, we incurred the following fees:

	2011	2010
Selling commissions and dealer manager fees	$1,715,000	$1,073,000
Marketing reallowance	$194,000	$119,000
Organizational expenses	$520,000	$358,000
Reimbursable expenses	$784,000	$380,000
Equipment acquisition fee	$210,000	$210,000
Debt placement fee	$6,000	$900
Equipment management fee	$119,000	$26,000
Equipment liquidation fee	$100	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2011	2010
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666 including interest, with final payment in April 2013	$41,000	$68,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765 including interest, with final payment in January 2014	263,000	-
Installment note payable to bank; interest at 3.95% due in quarterly installment of $29,481 including interest, with final payment in September 2014	336,000	-
	$640,000	$68,000

The notes are secured by specific technology equipment with a carrying value of approximately $832,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2011 are as follows:

Amount
Year ending December 31, 2012	$282,000
Year ending December 31, 2013	241,000
Year ending December 31, 2014	117,000
$640,000

6. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2011	2010
Debt assumed in connection with purchase of technology equipment	$629,000	$68,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$192,000	$151,000

7.  Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows:

	2011	2010
Financial statement basis of net assets	$24,581,017	$9,722,116
Tax basis of net assets (unaudited)	18,761,670	6,691,926
Difference	$5,819,347	$3,030,190

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

	For the Year Ended December 31, 2011	For the Period of March 31, 2010 (commencement of operations) through December 31, 2010

Net (loss) for financial reporting purposes to taxable (loss)	$(629,011)	$(582,512)
Adjustments
Gain on sales of computer equipment	1,379	-
Depreciation	(3,210,594)	(3,263,701)
Amortization	270,455	16,094
Unearned lease income	156,306	84,543
Organizational Costs	-	125,467
Penalties	97	-
Other	(6,799)	7,457

Taxable (loss) on the Federal Partnership return (unaudited)	$(3,418,167)	$(3,612,652)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

8.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2011 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2011

Revenues
Lease and other	$454,867	$559,484	$630,054	$707,321
Gain on sale of computer equipment	288	851	-	76
Total revenues	455,155	560,335	630,054	707,397

Total costs and expenses	597,757	674,932	801,364	907,899

Net (loss)	$(142,602)	$(114,597)	$(171,310)	$(200,502)
Net (loss) allocated to limited partners	$(145,445)	$(118,473)	$(176,150)	$(206,581)
Net (loss) per limited partner unit	$(0.20)	$(0.12)	$(0.15)	$(0.12)

Summarized quarterly financial data for the period of March 31, 2010 (Commencement of Operations) through December 31, 2010 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2010

Revenues
Lease and other	$-	$95,691	$156,164	$223,554
Total revenues	-	95,691	156,164	223,554

Total costs and expenses	12,565	269,992	336,598	438,766

Net (loss)	$(12,565)	$(174,301)	$(180,434)	$(215,212)
Net (loss) allocated to limited partners	$(12,565)	$(174,301)	$(181,066)	$(216,688)
Net (loss) per limited partner unit	$(0.21)	$(2.08)	$(0.92)	$(0.47)