Form 10-Q
period 2012-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2012-08-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012    or

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
YES ☐     NO ☒

FORM 10-Q
JUNE 30, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$13,403,339	$16,126,949
Lease income receivable	117,156	147,592
Accounts receivable, Commonwealth Capital Corp.	387,369	320,588
Accounts receivable, affiliated limited partnerships	5,373	-
Prepaid expenses	4,240	656
	13,917,477	16,595,785

Net investment in finance leases	809,315	1,047,356

Equipment, at cost	11,441,991	9,019,363
Accumulated depreciation	(3,336,990)	(2,052,270)
	8,105,001	6,967,093

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $178,000 and $109,000 at June 30, 2012 and December 31, 2011, respectively	288,048	259,068
Prepaid acquisition fees	578,368	670,052
	866,416	929,120

Total Assets	$23,698,209	$25,539,354

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$55,623	$45,520
Accounts payable, General Partner	51,910	50,554
Other accrued expenses	57,102	3,321
Unearned lease income	156,122	219,314
Notes payable	570,326	639,628
Total Liabilities	891,083	958,337

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	22,806,076	24,579,967
Total Partners' Capital	22,807,126	24,581,017

Total Liabilities and Partners' Capital	$23,698,209	$25,539,354

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue
Lease	$838,564	$511,304	$1,573,718	$919,703
Interest and other	29,118	48,180	62,700	94,648
Gain on sale of computer equipment	-	851	-	1,139
Total revenue	867,682	560,335	1,636,418	1,015,490

Expenses
Operating, excluding depreciation	309,915	177,607	556,045	371,280
Equipment management fee, General Partner	44,746	28,383	84,321	51,620
Organizational costs	-	41,608	-	101,893
Interest	6,490	1,111	12,163	2,349
Depreciation	697,248	405,050	1,284,720	707,832
Amortization of equipment acquisition costs and deferred expenses	37,417	21,173	68,950	37,715
Total expenses	1,095,816	674,932	2,006,199	1,272,689

Net (loss)	$(228,134)	$(114,597)	$(369,781)	$(257,199)

Net (loss) allocated to Limited Partners	$(234,930)	$(118,473)	$(383,822)	$(263,919)

Net (loss) per equivalent Limited Partnership unit	$(0.15)	$(0.12)	$(0.24)	$(0.31)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	969,976	1,572,900	843,372

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2012
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,572,900	$1,050	$24,579,967	$24,581,017
Net income (loss)	-	-	14,041	(383,822)	(369,781)
Distributions	-	-	(14,041)	(1,390,069)	(1,404,110)
Balance, June 30, 2012	50	1,572,900	$1,050	$22,806,076	$22,807,126

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	Six Months ended
	June 30, 2012	June 30, 2011

Net cash provided by operating activities	$725,123	$165,200

Investing activities:
Capital Expenditures	(2,320,128)	(3,261,163)
Payments received from finance leases	281,751	281,751
Equipment acquisition fees, General Partner	(5,221)	(339,940)
Net proceeds from the sale of computer equipment	-	2,488
Net cash (used in) investing activities	(2,043,598)	(3,316,864)

Financing activities:
Contributions	-	9,714,088
Syndication costs	-	(1,141,554)
Distributions to partners	(1,404,110)	(701,846)
Debt placement fee paid to the General Partner	(1,025)	-
Net cash (used in) provided by financing activities	(1,405,135)	7,870,688

Net (decrease) increase in cash and cash equivalents	(2,723,610)	4,719,024

Cash and cash equivalents beginning of period	16,126,949	4,565,356

Cash and cash equivalents end of period	$13,403,339	$9,284,380

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit.  Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2012, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $13,408,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2012, the total cash bank balance was as follows:

At June 30, 2012	Amount
Total bank balance	$13,408,000
FDIC insured	(271,000)
Uninsured amount	$13,137,000

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information. The amendments in this update are for interim and annual periods beginning after December 15, 2011. The Partnership adopted the provisions of this ASU during the first quarter of 2012, and the required changes in presentation and disclosure requirements have been included in its financial statements. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees were incurred of approximately $1,000 and $0 for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011 remarketing fees were paid in the amount of approximately $1,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2012 was approximately $4,213,000 and is included in the Partnership’s fixed assets on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2012 was approximately $278,000. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2012 was approximately $10,972,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2012 was approximately $595,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2012:

Amount
Six Months ended December 31, 2012	$1,670,000
Year ended December 31, 2013	2,853,000
Year ended December 31, 2014	1,195,000
Year ended December 31, 2015	135,000
$5,853,000

 The following lists the components of the net investment in direct financing leases at June 30, 2012:

Amount
Total minimum lease payments to be received	$735,000
Initial Direct Costs	14,000
Estimated residual value of leased equipment (unguaranteed)	135,000
Less: unearned income	(75,000)
Net investment in direct finance leases	$809,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our  finance lease receivables at June 30, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	19%
Moderate	54%
Moderate-High	27%
High	-%
Net finance lease receivable	100%

As of June 30, 2012 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at June 30, 2012:

Amount
Six Months ended December 31, 2012	$282,000
Year ended December 31, 2013	375,000
Year ended December 31, 2014	77,000
Year ended December 31, 2015	1,000
$735,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2012, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees	For the six months ended June 30, 2012	For the six months ended June 30, 2011
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
	$-	$856,000

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
	$-	$97,000

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
	$-	$291,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$510,000	$349,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2012, the remaining balance of prepaid acquisition fees was approximately $578,000, which is expected to be earned in future periods.	$97,000	$130,000

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
	$84,000	$52,000

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
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2012	December 31, 2011
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$25,000	$41,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	207,000	263.000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	253,000	336,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, after an initial payment of $17,240, with final payment in November 2014	85,000	-
	$570,000	$640,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2012 are as follows:

Amount
Six months ended December 31, 2012	$143,000
Year ended December 31, 2013	275,000
Year ended December 31, 2014	152,000
$570,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$173,000	$14,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

For the six months ended June 30, 2012:

Six months ended June 30,	2012	2011
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$92,000	$130,000
Debt assumed in connection with purchase of technology equipment	$103,000	$-

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 2nd quarter of 2012 increased 14.5% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined slightly when compared to data from the 2nd quarter of 2011.  Additionally, charge-offs declined 45.4% in the 2nd quarter of 2012, relative to the same period in 2011.  More than 65% of ELFA reporting members reported submitting more transactions for approval during March, a 62% increase over the previous month.  For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through June 30, 2012, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2012 were provided by operating activities of approximately $725,000 and payments received from finance leases of approximately $282,000, compared to the six months ended June 30, 2011 where our primary source of cash was limited partner contributions of approximately $9,714,000.  Our primary uses of cash for the six months ended June 30, 2012 were for the purchase of new equipment of approximately $2,320,000 and distributions to partners of approximately $1,404,000.  For the six months ended June 30, 2011, our primary use of cash was for the purchase of new equipment of approximately $3,261,000, syndication costs of approximately $1,142,000, and distributions to partners of approximately $702,000.

Cash was provided by operating activities for the six months ended June 30, 2012 of approximately $725,000, and includes a net loss of approximately $370,000 and depreciation and amortization expenses of approximately $1,354,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $173,000. This compares to the six months ended June 30, 2011 where cash was provided by operating activities of approximately $165,000, which includes a net loss of approximately $257,000 and depreciation and amortization expenses of approximately $746,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessess of approximately $14,000.

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

We intend to invest additional funds in equipment during the remainder of 2012.  We expect that investment in equipment may be approximately $11,000,000 or more during the remainder of 2012, depending on the availability of investment opportunities. The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2012, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $13,408,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2012, the total cash bank balance was as follows:

At June 30, 2012	Amount
Total bank balance	$13,408,000
FDIC insured	(271,000)
Uninsured amount	$13,137,000

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

As of June 30, 2012, we had future minimum rentals on non-cancelable operating leases of approximately $1,670,000 for the balance of the year ending December 31, 2012 and approximately $4,183,000 thereafter. As of June 30, 2012, we had future minimum rentals on non-cancelable finance leases of approximately $282,000 for the balance of the year ending December 31, 2012 and approximately $453,000 thereafter.

As of June 30, 2012, our debt was approximately $570,000 with interest rates ranging from 3.95% through 7.50% and is payable through November 2014.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Lease Revenue

Our lease revenue increased to approximately $839,000 for the three months ended June 30, 2012, from approximately $511,000 for the three months ended June 30, 2011.  This increase was primarily due the acquisition of new lease agreements.

Sale of Equipment

For the three months ended June 30, 2012, the Partnership did not sell any equipment.  For the three months ended June 30, 2011, we sold equipment with a net book value of approximately $1,000 for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $310,000 for the three months ended June 30, 2012, from approximately $178,000 for the three months ended June 30, 2011.  This increase is primarily attributable to increases in administrative expenses associated with management of the Partnership as the size of the portfolio increases.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $45,000 for the three months ended June 30, 2012 from approximately $28,000 for the three months ended June 30, 2011. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2012 as our equipment and lease portfolio grows.

Organizational Costs

The Partnership did not incur organizational costs for the three months ended June 30, 2012 due to the termination of the offering period during November 2011. The Partnership incurred approximately $42,000 for the three months ended June 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $735,000 for the three months ended June 30, 2012, from approximately $426,000 for the three months ended June 30, 2011. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the three months ended June 30, 2012, we recognized revenue of approximately $868,000 and expenses of approximately $1,096,000, resulting in a net loss of approximately $228,000.   For the three months ended June 30, 2011, we recognized revenue of approximately $560,000 and expenses of approximately $675,000, resulting in a net loss of approximately $115,000. The change in net loss is a result of the changes in revenue and expenses as described above.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Lease Revenue

Our lease revenue increased to approximately $1,574,000 for the six months ended June 30, 2012, from approximately $920,000 for the six months ended June 30, 2011.  This increase was primarily due the acquisition of new lease agreements.

Sale of Equipment

For the six months ended June 30, 2012, the Partnership did not sell any equipment.  For the six months ended June 30, 2011, we sold equipment with a net book value of approximately $1,400 for a net gain of approximately $1,100.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $556,000 for the six months ended June 30, 2012, from approximately $371,000 for the six months ended June 30, 2011.  This increase is primarily attributable to increases in administrative expenses associated with management of the Partnership as the size of the portfolio increases.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $84,000 for the six months ended June 30, 2012 from approximately $52,000 for the six months ended June 30, 2011. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2012 as our equipment and lease portfolio grows.

Organizational Costs

The Partnership did not incur organizational costs for the six months ended June 30, 2012 due to the termination of the offering period during November 2011. The Partnership incurred approximately $102,000 for the six months ended June 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,354,000 for the six months ended June 30, 2012, from approximately $746,000 for the six months ended June 30, 2011. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the six months ended June 30, 2012, we recognized revenue of approximately $1,636,000 and expenses of approximately $2,006,000, resulting in a net loss of approximately $370,000.  For the six months ended June 30, 2011, we recognized revenue of approximately $1,015,000 and expenses of approximately $1,273,000, resulting in a net loss of approximately $258,000. The change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 14, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer