Form 10-Q
period 2012-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2012-11-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 or

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
YES ☐ NO ☒

FORM 10-Q
SEPTEMBER 30, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$13,298,966	16,126,949
Lease income receivable	139,284	147,592
Accounts receivable, Commonwealth Capital Corp., net	409,647	320,588
Accounts receivable, affiliated limited partnerships	2,563	-
Prepaid expenses	2,351	656
	13,852,811	16,595,785

Net investment in finance leases	485,670	1,047,356

Equipment, at cost	11,629,765	9,019,363
Accumulated depreciation	(4,062,095)	(2,052,270)
	7,567,670	6,967,093

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $217,000 and $109,000 at September 30, 2012 and December 31, 2011, respectively	257,269	259,068
Prepaid acquisition fees	569,882	670,052
	827,151	929,120

Total Assets	$22,733,302	$25,539,354

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$60,554	45,520
Accounts payable, General Partner	41,807	50,554
Other accrued expenses	26,101	3,321
Unearned lease income	146,175	219,314
Notes payable	498,977	639,628
Total Liabilities	773,614	958,337

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	21,958,638	24,579,967
Total Partners' Capital	21,959,688	24,581,017

Total Liabilities and Partners' Capital	$22,733,302	$25,539,354

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Lease	$877,128	$588,419	$2,450,846	$1,508,122
Interest and other	38,433	41,635	101,133	136,283
Gain on sale of finance leases	11,875	-	11,875	1,139
Gain on sale of computer equipment	1,595	-	1,595	-
Total revenue	929,031	630,054	2,565,449	1,645,544

Expenses
Operating, excluding depreciation	281,082	225,282	837,127	596,562
Equipment management fee, General Partner	45,767	32,239	130,088	83,859
Organizational costs	-	42,568	-	144,461
Interest	5,894	981	18,057	3,330
Depreciation	735,605	475,442	2,020,325	1,183,274
Amortization of equipment acquisition costs and deferred expenses	39,265	24,852	108,215	62,567
Total expenses	1,107,613	801,364	3,113,812	2,074,053

Net (loss)	$(178,582)	$(171,310)	$(548,363)	$(428,509)

Net (loss) allocated to Limited Partners	$(185,271)	$(176,150)	$(569,093)	$(440,069)

Net (loss) per equivalent Limited Partnership unit	$(0.12)	$(0.15)	$(0.36)	$(0.46)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,189,326	1,572,900	959,144

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2012
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,572,900	$1,050	$24,579,967	$24,581,017
Net income (loss)	-	-	20,730	(569,093)	(548,363)
Distributions	-	-	(20,730)	(2,052,236)	(2,072,966)
Balance, September 30, 2012	50	1,572,900	$1,050	$21,958,638	$21,959,688

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$1,120,927	$709,134

Cash flows from investing activities
Capital Expenditures	(2,532,286)	(3,906,468)
Payments received from finance leases	377,267	422,626
Equipment acquisition fees, General Partner	(5,221)	(489,796)
Net proceeds from the sale of finance leases	269,843	2,488
Net proceeds from the sale of computer equipment	15,478	-
Net cash (used in) investing activities	(1,874,919)	(3,971,150)

Cash flows from financing activities
Contributions	-	14,131,546
Syndication costs	-	(1,650,209)
Distributions to partners	(2,072,966)	(1,185,916)
Debt placement fee paid to the General Partner	(1,025)	(2,927)
Net cash (used in) provided by financing activities	(2,073,991)	11,292,494

Net (decrease) increase in cash and cash equivalents	(2,827,983)	8,030,478

Cash and cash equivalents beginning of period	16,126,949	4,565,356

Cash and cash equivalents end of period	$13,298,966	$12,595,834

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit. Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ending December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2012, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $13,304,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At September 30, 2012, the total cash bank balance was as follows:

At September 30, 2012	Amount
Total bank balance	$13,304,000
FDIC insured	(271,000)
Uninsured amount	$13,033,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2012 due to many factors, including cash receipts, equipment acquisitions and distributions to limited partners.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASC Update 2012-04), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership does not anticipate any impact on its financial statements as a result of the adoption of this ASU.

In August 2012, the FASB issued ASU No. 2012-03 (“ASC Update 2012-03), Technical Amendments and Corrections to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release NO. 33-9250, and Corrections Related to FASB Accounting Standard Update 2010-22. The amendments in this Update amend various SEC paragraphs within the FASB Accounting Standards Codification (“Codification”) pursuant to the issuance of Staff Accounting Bulletin (SAB) No. 114, SEC Release No. 33-9250, and FASB Accounting Standards Update 2010-22. This ASU was effective in the third quarter of 2012. The Partnership adopted this ASU during the third quarter 2012 and it did not have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are for interim and annual periods beginning after December 15, 2011. The Partnership adopted the provisions of this ASU during the first quarter of 2012, and the required changes in presentation and disclosure requirements have been included in its financial statements and notes thereto. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. Remarketing fees of approximately $2,000 and $0 were incurred for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, cash paid for remarketing fees was approximately $2,000 and $0, respectively.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue through a transfer or sale and assignment to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2012 was approximately $4,213,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2012 was approximately $245,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2012 was approximately $10,972,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2012 was approximately $483,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $4,119,000 and is included in the equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $377,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $10,782,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $853,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2012:

Amount
Three Months ended December 31, 2012	$890,000
Year ended December 31, 2013	3,060,000
Year ended December 31, 2014	1,406,000
Year ended December 31, 2015	254,000
Year ended December 31, 2016	35,000
$5,645,000

The following lists the components of the net investment in direct financing leases at September 30, 2012:

Amount
Total minimum lease payments to be received	$442,000
Initial Direct Costs	7,000
Estimated residual value of leased equipment (unguaranteed)	75,000
Less: unearned income	(38,000)
Net investment in direct finance leases	$486,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2012 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

During the third quarter of 2012, due to an early buyout, the partnership sold equipment held under finance leases. The lessee that purchased the equipment, as a part of the terms of the sale agreement, paid the Partnership the present value of the future rentals due at the time of the sale. The net book value of the equipment sold was approximately $258,000. The net gain on the sale of the finance leases was approximately $12,000.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2012:

Amount
Three Months ended December 31, 2012	$96,000
Year ended December 31, 2013	268,000
Year ended December 31, 2014	77,000
Year ended December 31, 2015	1,000
$442,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2012, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OFFERING AND ORGANIZATION STAGE
Selling commissions and dealer manager fees	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
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
	$-	$1,242,000

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
	$-	$140,000

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
	$-	$413,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended September 30, 2012 and 2011, the Partnership was charged approximately $458,000 and $228,000 in other LP expense, respectively.	$801,000	$583,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2012, the remaining balance of prepaid acquisition fees was approximately $570,000, which is expected to be earned in future periods.	$105,000	$168,000

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
	$1,000	$3,000

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
	$130,000	$84,000

Equipment liquidation fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we will potentially receive. As of September 30, 2012, no equipment liquidation fees have been paid to the Partnership by the general partner.
	$9,000	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2012	December 31, 2011
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$18,000	$41,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	178,000	263,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	226,000	336,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, after an initial payment of $17,240, with final payment in November 2014	77,000	-
	$499,000	$640,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2012 are as follows:

Amount
Three months ended December 31, 2012	$72,000
Year ended December 31, 2013	275,000
Year ended December 31, 2014	152,000
$499,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$243,000	$21,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

For the nine months ended September 30, 2012:

Nine months ended September 30,	2012	2011
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$100,000	$168,000
Debt assumed in connection with purchase of technology equipment	$103,000	$293,000

7. Commitments and Contingencies

SEC and FINRA Review

August 2012, CCC, the Partnership’s Sponsor and parent company of the General Partner, received a communication from the staff of the U.S. Securities and Exchange Commission with respect to the application of the definition of control person in regard to the limits on the reimbursement of certain salaries, benefits, and expenses of personnel who CCC believes are not control persons.  The staff has not suggested that these issues involve any element of fraud.  The staff of the Financial Industry Regulatory Authority ("FINRA") also has raised similar questions.  Clarifying changes have been made in the disclosures in registration documents used by funds.  These agencies have indicated that they will not proceed with any potential enforcement action(s) against the Partnership or the General Partner. While management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, and CCC is pursuing discussions with staff members regarding their resolution, no assurance can be provided as to the outcome of this matter.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd quarter of 2012 increased 16% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined slightly when compared to data from the 3rd quarter of 2011.  Additionally, charge-offs declined 44% in the 3rd quarter of 2012, relative to the same period in 2011.  More than 54% of “ELFA” reporting members reported submitting more transactions for approval during September 2012 as compared to the same period 2011.  For 2012 the ELFA has forecast a 4.1% increase in finance volume year over year.

SEC AND FINRA REVIEW

August 2012, CCC, the Partnership’s Sponsor and parent company of the General Partner, received a communication from the staff of the U.S. Securities and Exchange Commission with respect to the application of the definition of control person in regard to the limits on the reimbursement of certain salaries, benefits, and expenses of personnel who CCC believes are not control persons. The staff has not suggested that these issues involve any element of fraud. The staff of the Financial Industry Regulatory Authority ("FINRA") also has raised similar questions. Clarifying changes have been made in the disclosures in registration documents used by funds. These agencies have indicated that they will not proceed with any potential enforcement action(s) against the Partnership or the General Partner. While management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, and CCC is pursuing discussions with staff members regarding their resolution, no assurance can be provided as to the outcome of this matter.

LEASE INCOME RECEIVABLE

Lease income receivable includes current lease income receivable net of allowances for uncollectible accounts, if any. The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees. The Partnership’s Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default, the Partnership may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends or other information.

REVENUE RECOGNITION

Through September 30, 2012, the Partnership’s leasing operations consisted of operating and finance leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method. As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2012 were provided by operating activities of approximately $1,121,000, payments received from finance leases of approximately $377,000 and proceeds from the sale of finance leases of approximately $270,000, compared to the nine months ended September 30, 2011 where our primary sources of cash were limited partner contributions of approximately $14,132,000, cash provided by operating activities of approximately $709,000 and payments received from finance leases of approximately $423,000. Our primary uses of cash for the nine months ended September 30, 2012 were for the purchase of new equipment of approximately $2,532,000 and distributions to partners of approximately $2,073,000. For the nine months ended September 30, 2011, our primary use of cash was for the purchase of new equipment of approximately $3,906,000, syndication costs of approximately $1,650,000, and distributions to partners of approximately $1,186,000.

Cash was provided by operating activities for the nine months ended September 30, 2012 of approximately $1,121,000, and includes a net loss of approximately $548,000 and depreciation and amortization expenses of approximately $2,129,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $243,000. This compares to the nine months ended September 30, 2011 where cash was provided by operating activities of approximately $709,000, which includes a net loss of approximately $429,000 and depreciation and amortization expenses of approximately $1,246,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $21,000.

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

We intend to invest additional funds in equipment during the remainder of 2012. We expect that investment in equipment may be approximately $8,000,000 or more during the remainder of 2012, depending on the availability of investment opportunities. The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2012, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $13,304,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At September 30, 2012, the total cash bank balance was as follows:

At September 30, 2012	Amount
Total bank balance	$13,304,000
FDIC insured	(271,000)
Uninsured amount	$13,033,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2012 due to many factors, including cash receipts, equipment acquisitions and distributions to limited partners.

As of September 30, 2012, we had future minimum rentals on non-cancelable operating leases of approximately $890,000 for the balance of the year ending December 31, 2012 and approximately $4,755,000 thereafter. As of September 30, 2012, we had future minimum rentals on non-cancelable finance leases of approximately $96,000 for the balance of the year ending December 31, 2012 and approximately $346,000 thereafter.

As of September 30, 2012, our debt was approximately $499,000 with interest rates ranging from 3.95% through 7.50% and is payable through November 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Lease Revenue

Our lease revenue increased to approximately $877,000 for the three months ended September 30, 2012, from approximately $588,000 for the three months ended September 30, 2011. This increase was primarily due the acquisition of new lease agreements.

Sale of Finance Leases

For the three months ended September 30, 2012, due to an early buyout, the Partnership sold equipment, held under finance leases, with a net book value of approximately $258,000 for a net gain of approximately $12,000. For the three months ended September 30, 2011 the Partnership did not sell any equipment held under finance leases.

Sale of Equipment

For the three months ended September 30, 2012, the Partnership sold equipment, held under operating leases, with a net book value of approximately $14,000 for a net gain of approximately $1,000.  For the three months ended September 30, 2011 the Partnership did not sell any equipment held under operating leases.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $281,000 for the three months ended September 30, 2012, from approximately $225,000 for the three months ended September 30, 2011. This increase is primarily attributable to increases in administrative expenses associated with management of the Partnership as the size of the portfolio increases.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $46,000 for the three months ended September 30, 2012 from approximately $32,000 for the three months ended September 30, 2011. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2012 as our equipment and lease portfolio grows.

Organizational Costs

The Partnership did not incur organizational costs for the three months ended September 30, 2012 due to the closing of the offering period during November 2011. The Partnership incurred approximately $43,000 for the three months ended September 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $775,000 for the three months ended September 30, 2012, from approximately $500,000 for the three months ended September 30, 2011. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the three months ended September 30, 2012, we recognized revenue of approximately $929,000 and expenses of approximately $1,108,000, resulting in a net loss of approximately $179,000. For the three months ended September 30, 2011, we recognized revenue of approximately $630,000 and expenses of approximately $801,000, resulting in a net loss of approximately $171,000. The change in net loss is a result of the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Lease Revenue

Our lease revenue increased to approximately $2,451,000 for the nine months ended September 30, 2012, from approximately $1,508,000 for the nine months ended September 30, 2011. This increase was primarily due the acquisition of new lease agreements.

Sale of Finance Leases

For the nine months ended September 30, 2012, due to an early buyout, the Partnership sold equipment, held under finance leases, with a net book value of approximately $258,000 for a net gain of approximately $12,000. For the nine months ended September 30, 2011, we sold equipment, held under finance leases, with a net book value of approximately $1,400 for a net gain of approximately $1,100.

Sale of Equipment

For the nine months ended September 30, 2012, the Partnership sold equipment, held under operating leases, with a net book value of approximately $14,000 for a net gain of approximately $1,000. No equipment held under operating leases was sold for the nine months ended September 30, 2011.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $837,000 for the nine months ended September 30, 2012, from approximately $597,000 for the nine months ended September 30, 2011. This increase is primarily attributable to increases in administrative expenses associated with management of the Partnership as the size of the portfolio increases.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $130,000 for the nine months ended September 30, 2012 from approximately $84,000 for the nine months ended September 30, 2011. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2012 as our equipment and lease portfolio grows.

Organizational Costs

The Partnership did not incur organizational costs for the nine months ended September 30, 2012 due to the closing of the offering period during November 2011. The Partnership incurred approximately $144,000 for the nine months ended September 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $2,129,000 for the nine months ended September 30, 2012, from approximately $1,246,000 for the nine months ended September 30, 2011. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the nine months ended September 30, 2012, we recognized revenue of approximately $2,566,000 and expenses of approximately $3,114,000, resulting in a net loss of approximately $548,000. For the nine months ended September 30, 2011, we recognized revenue of approximately $1,646,000 and expenses of approximately $2,074,000, resulting in a net loss of approximately $428,000. The change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer