Form 10-K
period 2012-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2013-04-01
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 or

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
DECEMBER 31, 2012

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

As of December 31, 2012, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2012, the Partnership has entered into one such agreement.

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

TYPES OF EQUIPMENT

The Partnership invests in various types of equipment subject to leases.  Our investment objective is to acquire primarily high technology equipment including, but not limited to: servers, desktops, laptops, workstations, printers, copiers, and storage devices.  Our General Partner believes that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  For the year ended December 31, 2012, the Partnership has acquired a diversified equipment portfolio, which it has leased to 20 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2012 are as follows:

Equipment Type	Approximate %
Small IBM Servers	2%
Blade Servers	8%
High End Sun Servers	17%
Laptops/Desktops	6%
Datacom - Other	2%
Digital Storage	5%
High End IBM Servers	12%
Canon Multifunction Centers	7%
Oce Multifunction Centers	7%
Ricoh Aficio Multifunction Centers	3%
Wireless Protocol Verification Equipment	7%
Medical	17%
Inventory Control Systems	7%

Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2012, all leases that have been entered into are “triple net leases.”

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  Remarketing fees of approximately $5,000 and $0 were incurred for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, cash paid for remarketing fees was approximately $3,000 and $0, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts.  The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2012, the Partnership’s aggregate nonrecourse outstanding debt of approximately $544,000 was approximately 3.4% of the aggregate cost of the equipment owned. The notes are secured by specific technology equipment with a carrying value of approximately $837,000 at December 31, 2012 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment.  Any such financing will be on terms consistent with the terms applicable to borrowings in general.  As of December 31, 2012, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2012 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2012, the Partnership has not entered into any debt refinancing transactions.

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

Through February 25, 2013, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term In Months	Prorated Purchase Price
Aetna Life Insurance Co.	High End IBM Servers	36	$903,621.00
Aetna Life Insurance Co.	High End IBM Servers	36	$711,705.31
Aetna Life Insurance Co.	High End IBM Servers	36	$634,825.99
Aetna Life Insurance Co.	Blade Servers	36	$900,572.38
Aircom International, Inc.	Wireless Protocol Verification	36	$276,534.75
Aircom International, Inc.	Wireless Protocol Verification	36	$386,639.03
Aircom International, Inc.	Wireless Protocol Verification	36	$349,672.50
Aircom International, Inc.	Wireless Protocol Verification	36	$291,755.52
AK Steel Holding Corp.	Oce Multifunction Centers	29	$101,979.00
AK Steel Holding Corp.	Oce Multifunction Centers	30	$52,114.58
AK Steel Holding Corp.	Oce Multifunction Centers	31	$29,993.83
AK Steel Holding Corp.	Oce Multifunction Centers	32	$32,161.20
AK Steel Holding Corp.	Oce Multifunction Centers	33	$33,973.20
AK Steel Holding Corp.	Oce Multifunction Centers	34	$73,455.18
AK Steel Holding Corp.	Oce Multifunction Centers	35	$97,611.53
AK Steel Holding Corp.	Oce Multifunction Centers	36	$6,339.71
AK Steel Holding Corp.	Oce Multifunction Centers	38	$13,839.52
AK Steel Holding Corp.	Oce Multifunction Centers	42	$16,752.42
AK Steel Holding Corp.	Oce Multifunction Centers	47	$2,655.78
Allegheny Energy	Small IBM Servers	36	$46,874.10
Allegheny Energy	Small IBM Servers	36	$48,633.60
Alliant Techsystems	Laptops	36	$810,000.00
Alliant Techsystems	Blade Servers	36	$100,174.54
Alliant Techsystems	Tape Libraries	36	$12,415.25
Alliant Techsystems	Datacom - Other	36	$10,074.38
Alliant Techsystems	Datacom - Other	33	$4,779.97
American Laser Skincare, LLC	Medical	36	$670,796.64
American Laser Skincare, LLC	Medical	36	$596,263.60
American Laser Skincare, LLC	Medical	36	$596,263.65
American Laser Skincare, LLC	Medical	36	$596,263.60
American Laser Skincare, LLC	Medical	36	$596,263.60
Batavia Public School District #101	Laptops	36	$435,602.48
Brinks Company	Oce Multifunction Centers	27	$10,410.21
Brinks Company	Oce Multifunction Centers	28	$14,788.99
Cargill, Inc	Canon Multifunction Centers	36	$186,866.00
Cargill, Inc	Canon Multifunction Centers	36	$167,463.00
Cargill, Inc	Canon Multifunction Centers	36	$150,136.00
Cargill, Inc	Canon Multifunction Centers	36	$129,980.00
Cargill, Inc	Canon Multifunction Centers	36	$172,066.00
Cargill, Inc	Canon Multifunction Centers	36	$128,171.00
Cargill, Inc	Canon Multifunction Centers	36	$215,871.00
Cargill, Inc	Canon Multifunction Centers	36	$118,424.00
Cargill, Inc	Canon Multifunction Centers	36	$59,946.00
Century Business Services	Oce Multifunction Centers	24	$18,778.14
Century Business Services	Oce Multifunction Centers	25	$6,391.97
Century Business Services	Oce Multifunction Centers	26	$7,919.80
Coram Healthcare Corporation	Oce Multifunction Centers	12	$15,386.68
Coram Healthcare Corporation	Oce Multifunction Centers	13	$5,314.83
Cummins Inc.	High End Sun Servers	36	$332,299.95
Cummins Inc.	High End Sun Servers	36	$420,260.47
Cummins Inc.	High End Sun Servers	36	$437,273.70
Cummins Inc.	High End Sun Servers	36	$237,023.27
Cummins Inc.	High End Sun Servers	36	$237,023.27
Cummins Inc.	Blade Servers	36	$53,109.06
Cummins Inc.	High End Sun Servers	36	$237,268.70
Cummins Inc.	Small IBM Servers	36	$52,085.03
Cummins Inc.	Small IBM Servers	36	$56,943.13
Cummins Inc.	Small IBM Servers	36	$18,625.45
Cummins Inc.	High End Sun Servers	36	$426,891.25
Cummins Inc.	Small IBM Servers	36	$28,245.59
Cummins Inc.	High End Sun Servers	36	$27,381.86
Cummins Inc.	Blade Servers	36	$2,515.55
Cummins Inc.	Small IBM Servers	36	$22,544.32
Cummins Inc.	Blade Servers	36	$130,286.72
Cummins Inc.	Small IBM Servers	36	$76,301.30
Cummins Inc.	High End Sun Servers	36	$156,212.66
Cummins Inc.	High End Sun Servers	36	$94,877.33
Cummins Inc.	High End Sun Servers	36	$156,212.66
Cummins Inc.	High End Sun Servers	36	$134,462.51
Cummins Inc.	High End Sun Servers	36	$46,723.21
Cummins Inc.	High End Sun Servers	36	$149,303.45
Cummins Inc.	Small IBM Servers	24	$1,946.07
Cummins Inc.	High End Sun Servers	36	$238,395.15
GE Aviation	Datacom - Other	36	$292,230.00
General Dynamics	Oce Multifunction Centers	15	$45,396.76
General Dynamics	Oce Multifunction Centers	16	$47,865.65
General Dynamics	Oce Multifunction Centers	17	$14,034.54
Health Care Service Corporation	Digital Storage	36	$455,195.65
Health Care Service Corporation	Digital Storage	36	$227,597.83
Health Care Service Corporation	Digital Storage	36	$227,597.83
Hofstra University	Apple Desktops/Laptops	47	$243,182.05
Hofstra University	Laptops	36	$274,272.92
Motorola, Inc	Ricoh Multifunction Centers	36	$150,586.91
Motorola, Inc	Ricoh Multifunction Centers	36	$149,568.94
Motorola, Inc	Ricoh Multifunction Centers	36	$145,412.31
Omnicare, Inc.	Oce Multifunction Centers	28	$36,187.06
Omnicare, Inc.	Oce Multifunction Centers	29	$85,040.50
Omnicare, Inc.	Oce Multifunction Centers	30	$84,638.20
Omnicare, Inc.	Oce Multifunction Centers	31	$64,664.20
Omnicare, Inc.	Oce Multifunction Centers	32	$62,269.41
Omnicare, Inc.	Oce Multifunction Centers	33	$75,150.63
Omnicare, Inc.	Oce Multifunction Centers	34	$109,284.53
Omnicare, Inc.	Oce Multifunction Centers	35	$90,117.59
Omnicare, Inc.	Oce Multifunction Centers	36	$121,796.13
Omnicare, Inc.	Oce Multifunction Centers	37	$11,615.96
Omnicare, Inc.	Oce Multifunction Centers	39	$1,687.94
Omnicare, Inc.	Oce Multifunction Centers	41	$1,012.63
Omnicare, Inc.	Oce Multifunction Centers	43	$919.49
Omnicare, Inc.	Oce Multifunction Centers	44	$2,814.24
Omnicare, Inc.	Oce Multifunction Centers	48	$95,144.49
Omnicare, Inc.	Oce Multifunction Centers	49	$130,699.08
Omnicare, Inc.	Oce Multifunction Centers	50	$49,323.17
Raytheon Company	Laptops	36	$87,542.26
Raytheon Company	Laptops	36	$76,494.30
Raytheon Company	Desktops - Tier 1	33	$321,413.00
Schenker, Inc.	Inventory Control Systems	36	$1,274,091.85
Servicemaster	Oce Multifunction Centers	7	$6,853.24
Texas Instruments	Dell Servers	36	$21,435.00
UGI Utilities	Blade Servers	36	$167,530.00
Verso Paper Holding, LLC	Inventory Control Systems	36	$273,073.38
Verso Paper Holding, LLC	Inventory Control Systems	36	$351,230.00
Verso Paper Holding, LLC	Inventory Control Systems	36	$110,925.00
Verso Paper Holding, LLC	Inventory Control Systems	36	$203,347.34
Verso Paper Holding, LLC	Inventory Control Systems	36	$355,857.85

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

EMPLOYEES

The Partnership had no employees during 2012 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 69 employees as of December 31, 2012.

ITEM 1A:                    RISK FACTORS

NOT APPLICABLE

ITEM 1B:                     UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                        PROPERTIES

NONE

ITEM 3:                        LEGAL PROCEEDINGS

SEC and FINRA Review

In August 2012 CCC, the Partnership’s Sponsor and parent of the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of the term "control person" with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any improper intent or a wilfful violation. The staff of FINRA raised similar and other issues during its follow-up inspection. As a result of ongoing correspondence and conversations, Commonwealth voluntarily provided clarifying information, and clarifying changes that have been made in disclosures in registration and other documents used by funds. The General Partner also instituted significantly enhanced controls and procedures to document the processing and allocation of expenses. Management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, CCC is involved in discussions with staff members to finalize a resolution of these matters, but no assurance can be provided until resolution comes to conclusion.

ITEM 4:                       MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2012, there were 978 unit holders. The Units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the year ended December 31, 2012, no such redemptions occurred.

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

Distributions were paid to the Limited Partners for the years ended December 31, 2012 and 2011 as follows:

Quarter Ended	2012	2011
March 31	$717,000	$281,000
June 30	673,000	414,000
September 30	662,000	479,000
December 31	662,000	568,000
	$2,714,000	$1,742,000

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

ITEM 6:                       SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the Partnership’s financial statements contained under Item 8 of this Annual report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment.  We offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on November 13, 2009 (the “Offering”).  We reached the minimum offering amount, broke escrow and commenced operations on March 31, 2010.  At December 31, 2012, 1,572,900 units were sold in the offering, for a total of approximately $31,432,000 in limited partner contributions.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 14% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to its lowest level in the last two years at 1.6%. Additionally, charge-offs declined 14.3% for the year.  More than 72% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2012 we continued to experience a modest strengthening in the global economy.   As we move into 2013 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution.  It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

We believe that the following critical accounting policies affect our more significant judgments and complex estimates used in the preparation of our financial statements.

Revenue Recognition

For the year ended December 31, 2012, the Partnership’s lease portfolio consisted of operating leases and finance leases.   For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled in certain cases to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.

Long-Lived Assets

Depreciation on technology and inventory management equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to five years. Once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset.

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

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts, if any.   The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  The Partnership’s Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. When the analysis indicates that the probability of full collection is unlikely, the Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information. The Partnership writes off its lease income receivable when it determines that it is uncollectible and all economically sensible means of recovery have been exhausted.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2012, were from cash provided by operating activities of approximately $1,590,000, payment from finance leases of approximately $441,000, proceeds from the sale of equipment under finance leases due to an early buyout of approximately $270,000 and proceeds from the sale of equipment of approximately $17,000. Our primary sources of cash for the year ended December 31, 2011, were from investor contributions of approximately $19,493,000 in our public offering, cash provided by operating activities of approximately $811,000, and payment from finance leases of approximately $564,000.

Our primary uses of cash for the year ended December 31, 2012 were for capital expenditures of approximately $6,590,000, equipment acquisition fees paid to the General Partner of approximately $11,000, and distributions to partners of approximately $2,742,000. Our primary uses of cash for the year ended December 31, 2011 were for capital expenditures of approximately $4,609,000, equipment acquisition fees paid to the General Partner of approximately $689,000, and distributions to partners of approximately $1,759,000. Additionally, syndication costs were approximately $2,246,000 for the year ended December 31, 2011. Capital expenditures are expected to continue to increase overall during 2013 as management focuses on additional equipment acquisitions. We intend to invest approximately $12,000,000 in additional equipment during 2013.  The acquisition of this equipment will be funded by cash raised through Limited Partner contributions during the initial offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

For the year ended December 31, 2012 cash was provided by operating activities of approximately $1,590,000 which includes a net loss of approximately $824,000 and depreciation and amortization expense of approximately $2,950,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $315,000 and earned interest on finance leases of approximately $103,000.  For the year ended December 31, 2011 cash was provided by operating activities of approximately $811,000 which includes a net loss of approximately $629,000 and depreciation and amortization expense of approximately $1,798,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $57,000 and earned interest on finance leases of approximately $154,000.

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

At December 31, 2012, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $9,106,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2012 and 2011, the total cash bank balance was as follows:

Balance at December 31	2012	2011
Total bank balance	$9,106,000	$16,133,000
FDIC insured	(271,000)	(271,000)
Uninsured amount	$8,835,000	$15,862,000

The FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. As of January 1, 2013, the Partnership’s FDIC insured bank balance reduced to $250,000, increasing its uninsured bank balance to $8,856,000.

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of December 31, 2012, we had future minimum rentals on noncancellable operating leases of approximately $4,401,000 for the year ending 2013 and approximately $4,414,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2012, we had future minimum rentals on noncancellable finance leases of approximately $300,000 for the year ending 2013 and approximately $78,000 thereafter.  These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The Partnership is in negotiations with a lessee related to the buy-out of several operating and direct financing leases

The balance of our non-recourse debt at December 31, 2012 was approximately $544,000 with interest rates ranging from 3.95% to 7.50% which will be payable through September 2015. We assumed debt in connection with the purchase of computer equipment of approximately $220,000 during 2012. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2012, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $5,165,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $326,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $12,774,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $604,000. As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher in fiscal 2013, as the Partnership builds its portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period. If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. We may also reduce the distributions to limited partners if our management deems it necessary.

RESULTS FROM OPERATIONS

For the year ended December 31, 2012, we recognized revenue of approximately $3,511,000 and expenses of approximately $4,335,000 resulting in net loss of approximately $824,000. The net loss is primarily due to increases in operating and depreciation expenses and equipment management fees associated with a growing portfolio of equipment and an increase in bad debt expense of approximately $32,000 related to direct financing leases. For the year ended December 31, 2011, we recognized revenue of approximately $2,353,000 and expenses of approximately $2,982,000 resulting in net loss of approximately $629,000.

The Partnership has 75 active operating leases that generated lease revenue of approximately $3,380,000 for the year ended December 31, 2012 and approximately $2,148,000 for the year ended December 31, 2011.  Management expects to continue to add new leases to our portfolio throughout 2013.  We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates.

For the years ended December 31, 2012 and 2011, we recognized interest income of approximately $118,000 and $204,000, respectively. During 2012, approximately $35,000 is a result of monies being invested in a money market account that invests directly in cash or treasury obligations pending our use of such funds, and approximately $103,000 of which is a result of earned interest on finance leases, netted against approximately $20,000 of the amortization of initial direct costs related to finance leases for net interest income of approximately $83,000. During 2011, approximately $49,000 was a result of monies being invested in a money market account that invests directly in cash or treasury obligations pending our use of such funds, and approximately $154,000 was a result of earned interest on finance leases. The amount in such money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2013 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates.  Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2012. The amount of interest income recognized related to finance leases will decrease over time as these leases terminate.

For the years ended December 31, 2012 and 2011, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses were approximately $1,151,000 and $844,000, respectively. This increase is due to the overall increase in the equipment portfolio size and an increase in lease revenue.

There were no organizational costs for the year ended December 31, 2012 as the offering period terminated during November 2011.  In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred. Organizational costs were approximately $185,000 for the year ended December 31, 2011.

There were no syndication costs charged to Partners’ Capital for the year ended December 31, 2012 as the offering period terminated during November 2011. Syndication costs, recorded as charges to Partners’ Capital, were approximately $2,246,000 for the year ended December 31, 2011.  The costs are primarily attributable to underwriting and selling commissions, dealer manager fees and marketing allowance.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2012, the equipment management fees were approximately $178,000 which is consistent with the lease volume and revenue. For the year ended December 31, 2011, the equipment management fees were approximately $119,000. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout 2013 as our equipment portfolio grows.

For the year ended December 31, 2012, interest expense was approximately $23,000 as a result of leases with associated debt obligations purchased during the year. Interest expense is expected to continue to increase as the size of our overall equipment portfolio increases, because a portion (up to a maximum of 30%) of the portfolio is acquired with leverage. For the year ended December 31, 2011, interest expense was approximately $5,000 as a result of leases with associated debt obligations purchased during the year.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs.  For the year ended December 31, 2012, these expenses were approximately $2,950,000.  These expenses were due to the acquisition of new equipment attributable to the purchase of new leases during 2011. For the year ended December 31, 2011, these expenses were approximately $1,829,000.

Net loss was approximately $824,000 for the year ended December 31, 2012. The net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $629,000 for the year ended December 31, 2011.

ITEM 7A:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                     FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2012 and 2011, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9:                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2012, the practice of Asher & Company, Ltd. (“Asher”), which was engaged as the independent registered public accounting firm of the Partnership was combined with BDO USA, LLP (“BDO”) and the professional staff and partners of Asher joined BDO either as employees or partners of BDO. As a result of this transaction, Asher resigned as the Partnership’s independent registered public accounting firm on November 1, 2012. On November 2, 2012, following the resignation of Asher, The Partnership, through and with the approval of its General Partner, appointed BDO as its independent registered public accounting firm. An 8-K was filed on November 7, 2012 disclosing this change.

There were no disagreements regarding the accounting and financial disclosure matters between the Partnership and its independent registered public accounting firm.

ITEM 9A:                  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2012.   Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2012, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

Gregory M. Lorenz	President of CCSC

Lynn A. Franceschina	Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF, Inc.; Senior Vice President of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Office of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

     Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 53, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

       Henry J. Abbott, age 62, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

     Gregory M. Lorenz, age 50, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

      Lynn A. Franceschina , age 41, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

     Jay Dugan, age 64, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

     Peter Daley, age 72, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

     James Pruett, age 47, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

     Mark Hershenson, age 47, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

     David W. Riggleman, age 50, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and Senior Vice President of CCC and CIGF, Inc. in December 2010.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

     Lisa Renshaw, age 54, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2012	AMOUNT INCURRED DURING 2011

	OFFERING AND ORGANIZATION STAGE

The General Partner	Organizational Fee. An organization fee equal to three percent of the first $25,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contribution in excess of $25,000,000, as compensation for the organization of the Partnership.	$-	$520,000

The General Partner’s Affiliates
Selling Commissions and Dealer Manager Fees. The Partnership can pay the dealer manager an amount of up to nine percent capital contributions as underwriting commissions after and only if the required $1,150,000 minimum subscription amount is sold.  The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of seven percent of the capital contributions from units sold by such participating brokers.  Some or all of the remaining two percent (the dealer manager fee) may be reallowed to participating broker-dealers for due diligence expense reimbursements.
		$-	$1,715,000

The General Partner
Marketing reallowance. We will pay a marketing reallowance of up to 1% of capital contributions to our dealer manager, all of which is expected to be reallowed to certain participating broker-dealers. The reallowance is designed to reimburse those broker-dealers that meet certain requirements for marketing expenses, such as bona fide training and education seminars and related conferences. The actual amount of marketing reallowance paid will depend upon the number of firms earning the reallowance and the agreed upon percentage paid to each selling firm. In no circumstances are any amounts paid to our dealer manager as a marketing reallowance to be retained by the dealer manager. Any amount of this fee not paid out to participating broker-dealers will be returned by the dealer manager to the Partnership. This amount is included in offering costs of the Partnership on the Statement of Partner’s Capital.
	$-	$194,000

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2012, the remaining balance of prepaid acquisition fees was approximately $408,000, which will be earned in future periods.	$272,000	$210,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.	$1,103,000	$784,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$2,000	$6,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$178,000	$119,000
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
		$9,000	$100
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$27,000	$18,000

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

“Equipment” means each item of and all of the technology equipment and other similar capital equipment (medical technology equipment, telecommunications technology equipment, inventory management equipment) purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

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

ITEM 14:                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal year ended December 31, 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $55,000. There were no fees billed for the fiscal year ended December 31, 2011 for professional services rendered by the Partnership’s principal accountant.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2012 or 2011 besides fees related to audit or tax compliance.

PART IV

ITEM 15:                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Chief Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 1, 2013 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2013:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

 Commonwealth Income &
Growth Fund VII

Financial Statements
For the years ended December 31, 2012 and 2011

Commonwealth Income & Growth Fund VII

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2012 and the related statements of operations, Partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

April 1, 2013

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2011 and the related statements of operations, Partners’ capital and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

March 30, 2012

Commonwealth Income & Growth Fund VII
                     Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$9,099,947	$16,126,949
Lease income receivable	86,905	147,592
Accounts receivable, Commonwealth Capital Corp., net	683,303	320,588
Other receivables	6,000	-
Prepaid expenses	461	656
	9,876,616	16,595,785

Net investment in finance leases	399,340	1,047,356

Equipment, at cost	15,799,118	9,019,363
Accumulated depreciation	(4,838,214)	(2,052,270)
	10,960,904	6,967,093

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $259,000 and $109,000
at December 31, 2012 and December 31, 2011, respectively	383,506	259,068
Prepaid acquisition fees	408,851	670,052
	792,357	929,120

Total Assets	$22,029,217	$25,539,354

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$64,285	$45,520
Accounts payable, General Partner, net	148,549	50,554
Other accrued expenses	36,717	3,321
Unearned lease income	220,093	219,314
Notes payable	543,975	639,628
Total Liabilities	1,013,619	958,337

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	21,014,548	24,579,967
Total Partners' Capital	21,015,598	24,581,017

Total Liabilities and Partners' Capital	$22,029,217	$25,539,354

see accompanying notes to financial statements

 Commonwealth Income & Growth Fund VII
Statements of Operations

	2012	2011
Revenue
Lease	$3,379,766	$2,148,101
Interest and other	118,343	203,625
Gain on sale of equipment under finance leases	11,875	-
Gain on sale of equipment	1,509	1,215
Total revenue	3,511,493	2,352,941

Expenses
Operating, excluding depreciation	1,151,343	844,157
Equipment management fee, General Partner	178,444	118,675
Organizational costs	-	185,121
Interest	23,176	5,361
Depreciation	2,800,137	1,707,869
Amortization of equipment acquisition costs, deferred expenses and initial direct costs	150,152	120,769
Bad debt	31,839	-
Total expenses	4,335,091	2,981,952

Net (loss)	$(823,598)	$(629,011)

Net (loss) allocated to limited partners	$(851,016)	$(646,649)

Net (loss) per equivalent limited partnership unit	$(0.54)	$(0.59)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,088,275

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	597,462	$1,050	$9,721,066	$9,722,116
Contributions	-	975,438	-	19,493,238	19,493,238
Syndication costs	-	-	-	(2,245,861)	(2,245,861)
Net income (loss)	-	-	17,638	(646,649)	(629,011)
Distributions	-	-	(17,638)	(1,741,827)	(1,759,465)
Balance, December 31, 2011	50	1,572,900	$1,050	$24,579,967	$24,581,017
Net income (loss)	-	-	27,418	(851,016)	(823,598)
Distributions	-	-	(27,418)	(2,714,403)	(2,741,821)
Balance, December 31, 2012	50	1,572,900	$1,050	$21,014,548	$21,015,598

see accompanying notes to financial statements

  Commonwealth Income & Growth Fund VII
Statements of Cash Flows

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net (loss)	$(823,598)	$(629,011)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation and amortization	2,950,289	1,798,372
Amortization of Initial Direct Costs - Finance Leases	19,819	30,266
(Gain) on sale of equipment under finance leases	(11,875)	-
(Gain) on sale of equipment	(1,509)	(1,215)
Bad debt expense	31,839	-
Other noncash activities included in
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to bank by lessee	(315,275)	(57,401)
Earned interest on finance leases	(102,553)	(154,479)
Changes in assets and liabilities
Lease income receivable	60,687	(61,219)
Accounts receivable, Commonwealth Capital Corp.	(362,715)	(318,764)
Other receivables	(6,000)	-
Prepaid Expenses	195	3,025
Accounts payable	18,765	37,061
Accounts payable, General Partner	97,995	43,965
Other accrued expenses	33,396	(14,389)
Unearned lease income	779	134,773
Net cash provided by operating activities	1,590,239	810,984

Cash flows from investing activities:
Capital expenditures	(6,590,237)	(4,609,268)
Payment from finance leases	440,945	563,502
Equipment acquisition fees, General Partner	(11,193)	(689,193)
Net proceeds from the sale of equipment under finance leases	269,842	2,488
Net proceeds from the sale of equipment	17,419	1,455
Net cash (used in) investing activities	(5,873,224)	(4,731,016)

Cash flows from financing activities:
Contributions	-	19,493,238
Syndication costs	-	(2,245,861)
Distributions to partners	(2,741,821)	(1,759,465)
Debt placement fee paid to the General Partner	(2,196)	(6,287)
Net cash (used in) provided by financing activities	(2,744,017)	15,481,625

Net (decrease) increase in cash and cash equivalents	(7,027,002)	11,561,593

Cash and cash equivalents beginning of period	16,126,949	4,565,356

Cash and cash equivalents end of period	$9,099,947	$16,126,949

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

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During each of the years ended December 31, 2012 and 2011, cash distributions to limited partners for each quarter were made at a rate of approximately 8.5% of their original contributed capital.  Distributions during each of the years ended December 31, 2012 and 2011 were made to limited partners in the amount of approximately $1.68 and $1.60 per unit, respectively, based on each investor's number of limited partnership units outstanding during the year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2012 and December 31, 2011 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values.

The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2012, the Partnership’s lease portfolio consisted of operating leases and finance leases.   For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled in certain cases to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.

Other Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

Depreciation on technology and inventory management equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to five years. Once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset.

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

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts, if any.   The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  The Partnership’s Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. When the analysis indicates that the probability of full collection is unlikely, the Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information. The Partnership writes off its lease income receivable when it determines that it is uncollectible and all economically sensible means of recovery have been exhausted.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2012, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $9,106,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2012 and 2011, the total cash bank balance was as follows:

Balance at December 31	2012	2011
Total bank balance	$9,106,000	$16,133,000
FDIC insured	(271,000)	(271,000)
Uninsured amount	$8,835,000	$15,862,000

The FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. As of January 1, 2013, the Partnership’s FDIC insured bank balance reduced to $250,000, increasing its uninsured bank balance to $8,856,000.

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  Remarketing fees of approximately $5,000 and $0 were incurred for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, cash paid for remarketing fees was approximately $3,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $5,165,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $326,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $12,774,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $604,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher in fiscal 2013, as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at December 31, 2012:

Amount
Year ending December 31, 2013	$4,401,000
Year ending December 31, 2014	2,813,000
Year ending December 31, 2015	1,566,000
Year ending December 31, 2016	35,000
$8,815,000

Finance Leases:

The following lists the components of the net investment in finance leases at December 31, 2012 and 2011:

December 31,	2012	2011
Total minimum lease payments to be received	$378,000	$1,017,000
Allowance for bad debt	(32,000)	-
Estimated residual value of leased equipment (unguaranteed)	75,000	135,000
Initial direct costs finance leases	5,000	25,000
Less: unearned income	(27,000)	(130,000)
Net investment in finance leases	$399,000	$1,047,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	-%
High	100%
Net finance lease receivable	100%

The Partnership has finance lease receivables that are 30 days past due of approximately $32,000 at December 31, 2012. As such, the Partnership has categorized the risk associated with these lessees as high and has recorded an allowance for bad debt of approximately $32,000. The Partnership will continue its collection efforts related to this receivable in 2013.

During the year ended December 31, 2012, due to an early buyout, the partnership sold equipment held under finance leases. The lessee that purchased the equipment, as a part of the terms of the sale agreement, paid the Partnership the present value of the future rentals due at the time of the sale. The net book value of the equipment sold was approximately $258,000. The net gain on the sale of the finance leases was approximately $12,000.

The following is a schedule of future minimum rentals on noncancelable finance leases at December 31, 2012:

Amount
Year ending December 31, 2013	$300,000
Year ending December 31, 2014	77,000
Year ending December 31, 2015	1,000
$378,000

The Partnership is in negotiations with a lessee related to the buy-out of several operating and direct financing leases.
Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2012
Cummins, Inc.	26%
Aetna Life Insurance	16%
Cargill, Inc.	12%
Aircom International, Inc.	10%

2011
Cummins, Inc.	22%
Aircom International, Inc.	13%
Cargill, Inc.	13%
HealthCare Services Corp.	13%
Verso Paper Company	10%

Lessees equal to or exceeding 10% of accounts receivable at December 31:

2012
Omnicare, Inc.	27%
Motorola, Inc.	24%
HealthCare Services Corp.	19%
Verso Paper Company	16%

2011
Motorola, Inc.	25%
Omnicare, Inc.	22%
HealthCare Services Corp.	15%
AK Steel	11%
Cargill, Inc.	11%

4. Related Party Transactions

Receivables/Payables

As of December 31, 2012, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Selling commissions and dealer manager fees	For the year ended December 31, 2012	For the year ended December 31, 2011
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
	$-	$1,715,000

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
	$-	$194,000

Organizational expenses
We pay the general partner an organizational fee equal to three percent of the first $25,000,000 of limited partners’ capital contributions and two percent of the limited partners’ capital contributions in excess of $25,000,000, as reimbursement for the organization of the Partnership. It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses, various registration and filing fees, miscellaneous expenses related to the organization and formation of the Partnership, bona fide due diligence expenses, other costs of registration and costs incurred in connection with the preparation, printing and distribution of this prospectus and related sales literature were approximately $878,000. This amount is included in offering and organizational costs of the Partnership on the Statement of Partner’s Capital and on the Statement of Operations.
	$-	$520,000
OPERATIONAL AND SALE OR LIQUIDATION STAGES
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the years ended December 31, 2012 and 2011, the Partnership was charged approximately $641,000 and $364,000 in other LP expense, respectively.	$1,103,000	$784,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2012, the remaining balance of prepaid acquisition fees was approximately $409,000, which is expected to be earned in future periods.	$272,000	$210,000

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
	$2,000	$6,000

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
	$178,000	$119,000

Equipment liquidation fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we will potentially receive. As of December 31, 2012, no equipment liquidation fees have been paid to the Partnership by the general partner.
	$9,000	$100

5. Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2012	2011
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666 including interest, with final payment in April 2013	$11,000	$41,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765 including interest, with final payment in January 2014	149,000	263,000
Installment note payable to bank; interest at 3.95% due in quarterly installment of $29,481 including interest, with final payment in September 2014	198,000	336,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, after an initial payment of $17,240, with final payment in November 2014	69,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	117,000	-
	$544,000	$640,000

The notes are secured by specific technology equipment with a carrying value of approximately $837,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2012 are as follows:

Amount
Year ending December 31, 2013	$323,000
Year ending December 31, 2014	191,000
Year ending December 31, 2015	30,000
$544,000

6. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2012	2011
Debt assumed in connection with purchase of technology equipment	$220,000	$629,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$261,000	$192,000

7. Commitments and Contingencies

SEC and FINRA Review

In August 2012 CCC, the Partnership’s Sponsor and parent of the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of the term "control person" with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any improper intent or a wilfful violation. The staff of FINRA raised similar and other issues during its follow-up inspection. As a result of ongoing correspondence and conversations, Commonwealth voluntarily provided clarifying information, and clarifying changes that have been made in disclosures in registration and other documents used by funds. The General Partner also instituted significantly enhanced controls and procedures to document the processing and allocation of expenses. Management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, CCC is involved in discussions with staff members to finalize a resolution of these matters, but no assurance can be provided until resolution comes to conclusion.

8.  Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows:

	2012	2011
Financial statement basis of net assets	$21,015,598	$24,581,017
Tax basis of net assets (unaudited)	15,511,013	18,761,670
Difference	$5,504,585	$5,819,347

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Net (loss) for financial reporting purposes to taxable (loss)	$(823,598)	$(629,011)
Adjustments
Gain on sales of computer equipment	15,059	1,379
Depreciation	154,127	(3,210,594)
Amortization	121,303	270,455
Unearned lease income	(18,757)	156,306
Penalties	198	97
Credit losses	31,836	-
Other	14,659	(6,799)

Taxable (loss) on the Federal Partnership return (unaudited)	$(505,173)	$(3,418,167)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.