Form 10-Q
period 2013-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2013-05-15
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013    or

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
YES ☐     NO ☒

FORM 10-Q
MARCH 31, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$7,120,534	$9,099,947
Lease income receivable	193,340	86,905
Accounts receivable, Commonwealth Capital Corp., net	725,321	683,303
Other receivables	2,563	6,000
Prepaid expenses	7,223	461
	8,048,981	9,876,616

Net investment in finance leases	406,629	399,340

Equipment, at cost	17,657,614	15,799,118
Accumulated depreciation	(5,883,787)	(4,838,214)
	11,773,827	10,960,904

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $316,000 and $259,000 at March 31, 2013 and December 31, 2012, respectively	401,695	383,506
Prepaid acquisition fees	333,332	408,851
	735,027	792,357

Total Assets	$20,964,464	$22,029,217

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$117,494	$64,285
Accounts payable, General Partner	8,856	148,549
Other accrued expenses	6,226	36,717
Unearned lease income	230,839	220,093
Notes payable	451,287	543,975
Total Liabilities	814,702	1,013,619

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	20,148,712	21,014,548
Total Partners' Capital	20,149,762	21,015,598

Total Liabilities and Partners' Capital	$20,964,464	$22,029,217

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue
Lease	$1,308,845	$735,154
Interest and other	12,491	33,582
Total revenue	1,321,336	768,736

Expenses
Operating, excluding depreciation	321,710	246,130
Equipment management fee, General Partner	67,353	39,575
Interest	5,177	5,673
Depreciation	1,062,770	587,472
Amortization of equipment acquisition costs and deferred expenses	57,329	31,533
Loss on sale of equipment	3,976	-
Total expenses	1,518,315	910,383

Net loss	$(196,979)	$(141,647)

Net loss allocated to Limited Partners	$(203,668)	$(148,892)

Net loss per equivalent Limited Partnership unit	$(0.13)	$(0.09)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,572,900	$1,050	$21,014,548	$21,015,598
Net income (loss)	-	-	6,689	(203,668)	(196,979)
Distributions	-	-	(6,689)	(662,168)	(668,857)
Balance, March 31, 2013	50	1,572,900	$1,050	$20,148,712	$20,149,762

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net cash provided by operating activities	$569,112	$363,565

Investing activities:
Capital Expenditures	(1,887,975)	(1,755,051)
Payments received from finance leases	-	140,875
Equipment acquisition fees, General Partner	-	(5,221)
Net proceeds from the sale of equipment	8,307	-
Net cash used in investing activities	(1,879,668)	(1,619,397)

Financing activities:
Distributions to partners	(668,857)	(724,450)
Debt placement fee paid to the General Partner	-	(1,025)
Net cash used in financing activities	(668,857)	(725,475)

Net decrease in cash and cash equivalents	(1,979,413)	(1,981,307)

Cash and cash equivalents beginning of period	9,099,947	16,126,949

Cash and cash equivalents end of period	$7,120,534	$14,145,642

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit.  Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2013, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $7,125,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2013, the total cash bank balance was as follows:

At March 31, 2013	Amount
Total bank balance	$7,125,000
FDIC insured	(250,000)
Uninsured amount	$6,875,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASU Update 2012-04”), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership adopted this ASU during the first quarter of 2013 and determined it had no material impact on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements(Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership is currently evaluating the effect that this ASU will have on its financial statements during the liquidation phase of its life cycle.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees of approximately $4,000 and $300 were incurred for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, cash paid for remarketing fees was approximately $0.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2013 was approximately $5,731,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2013 was approximately $271,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2013 was approximately $13,906,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2013 was approximately $449,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2013 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2013:

Amount
Nine Months ended December 31, 2013	$3,668,000
Year ended December 31, 2014	3,400,000
Year ended December 31, 2015	2,128,000
Year ended December 31, 2016	96,000
$9,292,000

Finance Leases:

The following lists the components of the net investment in direct financing leases at March 31, 2013:

Amount
Total minimum lease payments to be received	$378,000
Allowance for bad debt	(32,000)
Initial Direct Costs	4,000
Estimated residual value of leased equipment (unguaranteed)	75,000
Less: unearned income	(18,000)
Net investment in direct finance leases	$407,000

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2013:

Amount
Nine Months ended December 31, 2013	$300,000
Year ended December 31, 2014	77,000
Year ended December 31, 2015	1,000
$378,000

The Partnership is in negotiations with a significant lessee related to the buy-out of several operating and direct financing leases. The amount of future rentals from operating and direct financing leases will be affected by the ongoing negotiations with the lessee. If settlement is reached, the Partnership will not record future revenue on the equipment being leased to the lessee. Therefore, there is a potential impact on future revenue and cash flows, with an offset by a potential cash settlement. The impact of the potential settlement cannot be determined at this time.

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	-%
High	100%
Net finance lease receivable	100%

The Partnership has finance lease receivables that range from 30-120 days past due of approximately $128,000 at March 31, 2013. As such, the Partnership has categorized the risk associated with these lessees as high and has recorded an allowance for bad debt of approximately $32,000. Management has determined that no additional allowance for bad debt is to be recorded at March 31, 2013 for the remaining $96,000 of past due receivables due to a progression of negotiations towards settlement on the past due receivables. The Partnership will continue its collection efforts related to this receivable in 2013.

The following table summarizes the Partnership's aging of past-due finance lease receivables:

Days Past Due	Amount
30-59 days past due	$32,000
60-90 days past due	64,000
>90 days past due	32,000
$128,000

Management has developed a policy to place finance lease receivables on nonaccrual status if receivables are greater than 90 days past due or based on customer-specific circumstances. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved. As of March 31, 2013 and December 31, 2012, the recorded investment in past-due finance lease receivables on nonaccrual status is approximately $407,000 and $0, respectively.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2013, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OPERATIONAL STAGE
Reimbursable Expenses	For the three months ended March 31, 2013	For the three months ended March 31, 2012
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.	$320,000	$227,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2013, the remaining balance of prepaid acquisition fees was approximately $333,000, which is expected to be earned in future periods.	$76,000	$74,000

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
	$67,000	$40,000

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
	$300	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2013	December 31, 2012

Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$2,000	$11,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	120,000	149.000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	171,000	198,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, with final payment in November 2014	61,000	69,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	97,000	117,000
	$451,000	$544,000

The notes are secured by specific equipment with a carrying value of approximately $760,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2013 are as follows:

Amount
Nine months ended December 31, 2013	$230,000
Year ended December 31, 2014	191,000
Year ended December 31, 2015	30,000
$451,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$93,000	$93,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2013	2012
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$76,000	$69,000
Debt assumed in connection with purchase of equipment	$-	$103,000

7. Commitments and Contingencies

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 3% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 2.8% from the same period last year. Additionally, charge-offs declined to the all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

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

See Note 2 to our condensed financial statements included herein for a discussion related to recent accounting pronouncements.

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

REVENUE RECOGNITION

Through March 31, 2013, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s condensed Statement of Operations.

LONG-LIVED ASSETS

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2013 were provided by operating activities of approximately $569,000 and net proceeds from the sale of equipment of approximately $8,000, compared to the three months ended March 31, 2012 where our primary sources of cash were provided by operating activities of approximately $364,000 and payments received from finance leases of approximately $141,000.  Our primary uses of cash for the three months ended March 31, 2013 were for the purchase of new equipment of approximately $1,888,000 and distributions to partners of approximately $669,000.  For the three months ended March 31, 2012, our primary uses of cash were for the purchase of new equipment of approximately $1,755,000 and distributions to partners of approximately $724,000.

Cash was provided by operating activities for the three months ended March 31, 2013 of approximately $569,000, and includes a net loss of approximately $197,000 and depreciation and amortization expenses of approximately $1,120,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $93,000. This compares to the three months ended March 31, 2012 where cash was provided by operating activities of approximately $364,000, and includes a net loss of approximately $142,000 and depreciation and amortization expenses of approximately $619,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $93,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2013 as management focuses on additional equipment acquisitions and funding limited parter distributions. We intend to invest approximately $10,000,000 or more during the remainder of 2013, depending on the availability of investment opportunities.

We consider equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2013, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $7,125,000. Bank accounts are federally insured up to $250,000.  At March 31, 2013, the total cash bank balance was as follows:

At March 31, 2013	Amount
Total bank balance	$7,125,000
FDIC insured	(250,000)
Uninsured amount	$6,875,000

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

As of March 31, 2013, we had future minimum rentals on non-cancelable operating leases of approximately $3,668,000 for the balance of the year ending December 31, 2013 and approximately $5,624,000 thereafter.

As of March 31, 2013, we had future minimum rentals on non-cancelable finance leases of approximately $172,000 for the balance of the year ending December 31, 2013 and approximately $78,000 thereafter.

The Partnership is in negotiations with a significant lessee related to the buy-out of several operating and direct financing leases. The amount of future rentals from operating and direct financing leases will be affected by the ongoing negotiations with the lessee. If settlement is reached, the Partnership will not record future revenue on the equipment being leased to the lessee. Therefore, there is a potential impact on future revenue and cash flows, with an offset by a potential cash settlement. The impact of the potential settlement cannot be determined at this time.

As of March 31, 2013, our non-recourse debt was approximately $451,000 with interest rates ranging from 3.95% through 7.50% and is payable through September 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Lease Revenue

Our lease revenue increased to approximately $1,309,000 for the three months ended March 31, 2013, from approximately $735,000 for the three months ended March 31, 2012.  This increase was primarily due the acquisition of new lease agreements.

The Partnership had 86 active operating leases that generated lease revenue of approximately $1,309,000 for the three months ended March 31, 2013. The Partnership had 63 active operating leases as of March 31, 2012 that generated lease revenue of approximately $735,000 for the three months ended March 31, 2012. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013. We expect increases in portfolio size to increase aggregate lease income.

Sale of Equipment

For the three months ended March 31, 2013, the Partnership sold equipment with a net book value of approximately $12,000 for a net loss of approximately $4,000.  For the three months ended March 31, 2012, the Partnership did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $322,000 for the three months ended March 31, 2013, from approximately $246,000 for the three months ended March 31, 2012.  This increase is primarily due to the overall increase in the equipment portfolio size.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $67,000 for the three months ended March 31, 2013 from approximately $40,000 for the three months ended March 31, 2012. This increase is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2013 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,120,000 for the three months ended March 31, 2013, from approximately $619,000 for the three months ended March 31, 2012. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the three months ended March 31, 2013, we recognized revenue of approximately $1,321,000 and expenses of approximately $1,518,000, resulting in a net loss of approximately $197,000.  This net loss is primarily due to an increase in operating and depreciation expenses, and equipment management fees associated with a larger portfolio of equipment compared to the three months ended March 31, 2012.  For the three months ended March 31, 2012, we recognized revenue of approximately $768,000 and expenses of approximately $910,000, resulting in a net loss of approximately $142,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer