Form 10-Q
period 2013-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2013-08-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 or

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
YES ☐ NO ☒

FORM 10-Q
JUNE 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$7,694,454	$9,099,947
Lease income receivable	129,237	86,905
Accounts receivable, Commonwealth Capital Corp.	1,041,231	683,303
Other receivables	32	6,000
Prepaid expenses	6,193	461
	8,871,147	9,876,616

Net investment in finance leases	-	399,340

Equipment, at cost	17,254,595	15,799,118
Accumulated depreciation	(6,749,552)	(4,838,214)
	10,505,043	10,960,904

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $314,000 and $259,000 at June 30, 2013 and December 31, 2012, respectively	345,413	383,506
Prepaid acquisition fees	332,468	408,851
	677,881	792,357

Total Assets	$20,054,071	$22,029,217

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$113,173	$64,285
Accounts payable, General Partner	85,639	148,549
Other accrued expenses	4,500	36,717
Unearned lease income	186,018	220,093
Notes payable	373,659	543,975
Total Liabilities	762,989	1,013,619

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	19,290,032	21,014,548
Total Partners' Capital	19,291,082	21,015,598

Total Liabilities and Partners' Capital	$20,054,071	$22,029,217

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Lease	$1,429,842	$838,564	$2,738,687	$1,573,718
Interest and other	4,815	29,118	17,306	62,700
Total revenue	1,434,657	867,682	2,755,993	1,636,418

Expenses
Operating, excluding depreciation	298,165	309,915	619,875	556,045
Equipment management fee, General Partner	73,129	44,746	140,482	84,321
Interest	4,593	6,490	9,770	12,163
Depreciation	1,097,764	697,248	2,160,534	1,284,720
Amortization of equipment acquisition costs and deferred expenses	57,147	37,417	114,476	68,950
Loss on sale of equipment	25,132	-	29,108	-
Loss on sale of investment in finance leases	68,551	-	68,551	-
Total expenses	1,624,481	1,095,816	3,142,796	2,006,199

Net loss	$(189,824)	$(228,134)	$(386,803)	$(369,781)

Net loss allocated to Limited Partners	$(196,512)	$(234,930)	$(400,180)	$(383,822)

Net loss per equivalent Limited Partnership unit	$(0.12)	$(0.15)	$(0.25)	$(0.24)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,572,900	1,572,900	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,572,900	$1,050	$21,014,548	$21,015,598
Net income (loss)	-	-	13,377	(400,180)	(386,803)
Distributions	-	-	(13,377)	(1,324,336)	(1,337,713)
Balance, June 30, 2013	50	1,572,900	$1,050	$19,290,032	$19,291,082

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

Net cash provided by operating activities	$1,661,188	$725,123

Cash flows from investing activities
Capital Expenditures	(1,909,576)	(2,320,128)
Payments received from finance leases	-	281,751
Equipment acquisition fees, General Partner	-	(5,221)
Net proceeds from the sale of equipment	180,608	-
Net cash used in investing activities	(1,728,968)	(2,043,598)

Cash flows from financing activities
Distributions to partners	(1,337,713)	(1,404,110)
Debt placement fee paid to the General Partner	-	(1,025)
Net cash used in financing activities	(1,337,713)	(1,405,135)

Net decrease in cash and cash equivalents	(1,405,493)	(2,723,610)

Cash and cash equivalents beginning of period	9,099,947	16,126,949

Cash and cash equivalents end of period	$7,694,454	$13,403,339

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit. Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2013, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $7,703,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash bank balance was as follows:

At June 30, 2013	Amount
Total bank balance	$7,703,000
FDIC insured	(250,000)
Uninsured amount	$7,453,000

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees of approximately $3,000 and $1,000 were incurred for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, cash paid for remarketing fees was approximately $5,000 and $1,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2013 was approximately $5,731,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2013 was approximately $231,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2013 was approximately $13,906,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2013 was approximately $367,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2013:

Amount
Six Months ended December 31, 2013	$2,433,000
Year ended December 31, 2014	3,519,000
Year ended December 31, 2015	2,326,000
Year ended December 31, 2016	175,000
$8,453,000

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $358,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013. The consideration was paid in full by CCC to the Partnership in August 2013. Through the settlement, the Partnership reduced its lease income receivable by approximately $20,000 during the three months ended June 30, 2013.  There was no consideration for the buyout of the equipment under operating leases, which resulted in a net loss on the sale of equipment that was subject to operating leases of approximately $12,000 during the three months ended June 30, 2013. As consideration for the buyout of its finance leases, the Partnership applied payments from the lessee of approximately $338,000 which resulted in a decrease in the net investment in finance receivables of approximately $407,000 and a loss of approximately $69,000 during the three months ended June 30, 2013.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2013, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

OPERATIONAL STAGE
Reimbursable Expenses	For the six months ended June 30, 2013	For the six months ended June 30, 2012
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.	$611,000	$510,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2013, the remaining balance of prepaid acquisition fees was approximately $332,000, which is expected to be earned in future periods.	$77,000	$97,000

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
	$140,000	$84,000

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
	$6,000	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2013	December 31, 2012
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666, including interest, with final payment in April 2013	$-	$11,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	90,000	149.000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	143,000	198,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, with final payment in November 2014	52,000	69,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	89,000	117,000
	$374,000	$544,000

The notes are secured by specific equipment with a carrying value of approximately $661,000 as of June 30, 2013 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2013 are as follows:

Amount
Six months ended December 31, 2013	$153,000
Year ended December 31, 2014	191,000
Year ended December 31, 2015	30,000
$374,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$170,000	$173,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2013	2012
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$77,000	$92,000
Debt assumed in connection with purchase of equipment	$-	$103,000

During the six months ended June 30, 2013 and 2012, the Partnership wrote off fully amortized acquisition and finance fees of approximately $59,000 and $0, respectively.

7. Commitments and Contingencies

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, CCC volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, CCC has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the 2nd quarter increased 10% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 1.4% from the same period last year. Additionally, charge-offs remain at an all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of June.

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

REVENUE RECOGNITION

Through June 30, 2013, the Partnership’s lease portfolio solely consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2013 were provided by operating activities of approximately $1,661,000 and net proceeds from the sale of equipment held under operating leases of approximately $181,000, compared to the six months ended June 30, 2012 where our primary sources of cash were provided by operating activities of approximately $725,000 and payments received from finance leases of approximately $282,000. Our primary uses of cash for the six months ended June 30, 2013 were for the purchase of new equipment of approximately $1,910,000 and distributions to partners of approximately $1,338,000. For the six months ended June 30, 2012, our primary uses of cash were for the purchase of new equipment of approximately $2,320,000 and distributions to partners of approximately $1,404,000.

Cash was provided by operating activities for the six months ended June 30, 2013 of approximately $1,661,000, and includes a net loss of approximately $387,000 and depreciation and amortization expenses of approximately $2,275,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $170,000. This compares to the six months ended June 30, 2012 where cash was provided by operating activities of approximately $725,000, and includes a net loss of approximately $370,000 and depreciation and amortization expenses of approximately $1,354,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $173,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2013 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $10,000,000 or more during the remainder of 2013, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2013, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $7,703,000. Bank accounts are federally insured up to $250,000. At June 30, 2013, the total cash bank balance was as follows:

At June 30, 2013	Amount
Total bank balance	$7,703,000
FDIC insured	(250,000)
Uninsured amount	$7,453,000

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

As of June 30, 2013, we had future minimum rentals on non-cancelable operating leases of approximately $2,433,000 for the balance of the year ending December 31, 2013 and approximately $6,020,000 thereafter.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $358,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013. The consideration was paid in full by CCC to the Partnership in August 2013.

As of June 30, 2013, our non-recourse debt was approximately $374,000 with interest rates ranging from 3.95% through 4.23% and is payable through September 2015.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Lease Revenue

Our lease revenue increased to approximately $1,430,000 for the three months ended June 30, 2013, from approximately $839,000 for the three months ended June 30, 2012. This increase was primarily due the acquisition of new lease agreements.

The Partnership had 78 active operating leases as of June 30, 2013 that generated lease revenue of approximately $1,430,000 for the three months ended June 30, 2013. The Partnership had 77 active operating leases as of June 30, 2012 that generated lease revenue of approximately $839,000 for the three months ended June 30, 2012.  Lease volume remained steady during the three months ended June 30, 2013 and 2012 due to the additions of new leases into the Partnership, offset by the buy-out of operating leases as discussed in Note 3 to the condensed financial statements. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013. We expect increases in portfolio size to increase aggregate lease income.

Sale of Finance Leases

For the three months ended June 30, 2013, the Partnership sold its investments in finance leases for a net loss of approximately $69,000. This net loss is primarily due to the buy-out reached with the significant lessee as described in Note 3 of our condensed financial statements. For the three months ended June 30, 2012, the Partnership did not sell any finance leases.

Sale of Equipment

For the three months ended June 30, 2013, the Partnership sold equipment, held under operating leases, with a net book value of approximately $197,000 for a net loss of approximately $25,000. For the three months ended June 30, 2012, the Partnership did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $298,000 for the three months ended June 30, 2013, from approximately $310,000 for the three months ended June 30, 2012. This decrease is primarily due to a decrease in various administrative expenses, such as reimbursable expenses to CCC, partnership tax and miscellaneous office expenses, partially offset by an increase in accounting fees, dues and subscriptions and IT expense.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $73,000 for the three months ended June 30, 2013 from approximately $45,000 for the three months ended June 30, 2012. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2013 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,155,000 for the three months ended June 30, 2013, from approximately $735,000 for the three months ended June 30, 2012. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the three months ended June 30, 2013, we recognized revenue of approximately $1,435,000 and expenses of approximately $1,625,000, resulting in a net loss of approximately $190,000. This net loss is primarily due to an increase in operating and depreciation expenses, and equipment management fees associated with a larger portfolio of equipment compared to the three months ended June 30, 2012. For the three months ended June 30, 2012, we recognized revenue of approximately $868,000 and expenses of approximately $1,096,000, resulting in a net loss of approximately $228,000.

Six months ended June 30, 2013 compared to six months ended June 30, 2012
Lease Revenue

Our lease revenue increased to approximately $2,739,000 for the six months ended June 30, 2013, from approximately $1,574,000 for the six months ended June 30, 2012. This increase was primarily due the acquisition of new lease agreements.

The Partnership had 78 active operating leases as of June 30, 2013 that generated lease revenue of approximately $2,739,000 for the six months ended June 30, 2013. The Partnership had 77 active operating leases as of June 30, 2012 that generated lease revenue of approximately $1,574,000 for the six months ended June 30, 2012. Lease volume remained steady during the three months ended June 30, 2013 and 2012 due to the additions of new leases into the Partnership, offset by the buy-out of operating leases as discussed in Note 3 to the condensed financial statements. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013. We expect increases in portfolio size to increase aggregate lease income.

Sale of Finance Leases

For the six months ended June 30, 2013, the Partnership sold its investments in finance leases for a net loss of approximately $69,000. This net loss on the sale of finance leases is primarily due to the buy-out reached with the significant lessee as described in Note 3 of our condensed financial statements. For the six months ended June 30, 2012, the Partnership did not sell any finance leases.

Sale of Equipment

For the six months ended June 30, 2013, the Partnership sold equipment, held under operating leases, with a net book value of approximately $210,000 for a net loss of approximately $29,000. For the six months ended June 30, 2012, the Partnership did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $620,000 for the six months ended June 30, 2013, from approximately $556,000 for the six months ended June 30, 2012. This increase is primarily due to the increase in various administrative expenses, such as accounting fees, legal fees and bank service charges, partially offset by a decrease in travel and conference expenses.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $140,000 for the six months ended June 30, 2013 from approximately $84,000 for the six months ended June 30, 2012. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2013 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $2,275,000 for the six months ended June 30, 2013, from approximately $1,354,000 for the six months ended June 30, 2012. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the six months ended June 30, 2013, we recognized revenue of approximately $2,756,000 and expenses of approximately $3,143,000, resulting in a net loss of approximately $387,000. This net loss is primarily due to an increase in operating and depreciation expenses, and equipment management fees associated with a larger portfolio of equipment compared to the six months ended June 30, 2012. For the six months ended June 30, 2012, we recognized revenue of approximately $1,636,000 and expenses of approximately $2,006,000, resulting in a net loss of approximately $370,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer