Form 10-K
period 2013-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2014-03-31
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 or

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
DECEMBER 31, 2013

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

As of December 31, 2013, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2013, the Partnership has entered into one such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2013, the Partnership has acquired a diversified equipment portfolio, which it has leased to 23 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2013 are as follows:

Equipment Type	Approximate %
Small IBM Servers	3%
Blade Servers	6%
High End Sun Servers	22%
Dell Servers	3%
Laptops/Desktops	13%
Datacom - Other	1%
Digital Storage	4%
High End IBM Servers	11%
Canon Multifunction Centers	9%
Ricoh Aficio Multifunction Centers	2%
Wireless Protocol Verification Equipment	6%
Medical	14%
Inventory Control Systems	6%

Total	100%

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

As of December 31, 2013, all leases that have been entered into are “triple net leases.”

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. Remarketing fees of approximately $3,000 and $5,000 were incurred for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, approximately $5,000 and $3,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2013, the Partnership’s aggregate nonrecourse outstanding debt of approximately $1,543,000 was approximately 6.9% of the aggregate cost of the equipment owned. The notes are secured by specific equipment with a carrying value of approximately $2,184,000 at December 31, 2013 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings in general. As of December 31, 2013, the Partnership had exercised this option one time.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2013 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2013, the Partnership has not entered into any debt refinancing transactions.

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

Through March 4, 2014 the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Aetna Life Insurance Co.	High End IBM Servers	36	$903,621.00
Aetna Life Insurance Co.	High End IBM Servers	36	$711,705.31
Aetna Life Insurance Co.	High End IBM Servers	36	$634,825.99
Aetna Life Insurance Co.	Blade Servers	36	$900,572.38
Aetna Life Insurance Co.	High End IBM Servers	36	$324,107.40
Aircom International, Inc.	Wireless Protocol Verification	36	$349,672.50
Aircom International, Inc.	Wireless Protocol Verification	36	$291,755.52
Aircom International, Inc.	Wireless Protocol Verification	36	$276,534.75
Aircom International, Inc.	Wireless Protocol Verification	36	$386,639.03
Allegheny Energy	Small IBM Servers	12	$46,874.10
Allegheny Energy	Small IBM Servers	12	$48,633.60
Alliant Techsystems, Inc.	Blade Servers	36	$100,174.54
Alliant Techsystems, Inc.	Tape Libraries	12	$12,415.25
Alliant Techsystems, Inc.	Datacom - Other	12	$10,074.38
Alliant Techsystems, Inc.	Datacom - Other	11	$4,779.97
Alliant Techsystems, Inc.	Desktops - Tier 1	39	$396,107.70
Alliant Techsystems, Inc.	Laptops	36	$177,213.63
Alliant Techsystems, Inc.	Desktops - Tier 1	38	$472,942.71
Alliant Techsystems, Inc.	Laptops	12	$663,796.69
Alliant Techsystems, Inc.	High Vol & Spec Printers	36	$259,706.25
Alliant Techsystems, Inc.	Industrial Precision	48	$115,038.25
American Laser Skincare, LLC	Medical	36	$670,796.64
American Laser Skincare, LLC	Medical	36	$596,263.60
American Laser Skincare, LLC	Medical	36	$596,263.65
American Laser Skincare, LLC	Medical	36	$596,263.60
American Laser Skincare, LLC	Medical	36	$596,263.60
American Reprographics Company, L.L.C.	High Vol & Spec Printers	36	$12,465.00
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$12,265.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$8,314.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$57,689.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$18,888.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$172,763.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$17,466.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	48	$9,937.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	48	$7,624.45
American Reprographics Company, L.L.C.	Canon Multifunction Centers	48	$5,644.45
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$23,812.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$34,731.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$5,658.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	48	$61,284.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$17,207.00
American Reprographics Company, L.L.C.	Konica Multifunction Centers	48	$18,859.00
Cargill, Inc	Canon Multifunction Centers	36	$186,866.00
Cargill, Inc	Canon Multifunction Centers	36	$150,136.00
Cargill, Inc	Canon Multifunction Centers	36	$129,980.00
Cargill, Inc	Canon Multifunction Centers	36	$128,171.00
Cargill, Inc	Canon Multifunction Centers	36	$172,066.00
Cargill, Inc	Canon Multifunction Centers	36	$167,463.00
Cargill, Inc	Canon Multifunction Centers	36	$208,667.00
Cargill, Inc	Canon Multifunction Centers	36	$118,424.00
Cargill, Inc	Canon Multifunction Centers	36	$59,946.00
Cargill, Inc	Canon Multifunction Centers	36	$56,764.00
Cargill, Inc	Canon Multifunction Centers	36	$45,185.00
Cargill, Inc	Canon Multifunction Centers	36	$93,642.00
Cargill, Inc	Canon Multifunction Centers	36	$46,420.00
Cargill, Inc	Canon Multifunction Centers	36	$60,019.00
Coram Healthcare Corporation	Oce Multifunction Centers	12	$15,386.68
Cummins Inc.	High End Sun Servers	12	$332,299.95
Cummins Inc.	High End Sun Servers	12	$420,260.47
Cummins Inc.	High End Sun Servers	12	$237,023.27
Cummins Inc.	Blade Servers	12	$53,109.06
Cummins Inc.	High End Sun Servers	12	$237,023.27
Cummins Inc.	High End Sun Servers	12	$237,268.70
Cummins Inc.	Small IBM Servers	12	$52,085.03
Cummins Inc.	Small IBM Servers	12	$56,943.13
Cummins Inc.	Small IBM Servers	12	$18,625.45
Cummins Inc.	High End Sun Servers	12	$437,273.70
Cummins Inc.	High End Sun Servers	12	$324,851.30
Cummins Inc.	Small IBM Servers	12	$182,097.98
Cummins Inc.	Small IBM Servers	12	$28,245.59
Cummins Inc.	High End Sun Servers	12	$426,891.25
Cummins Inc.	High End Sun Servers	12	$27,381.86
Cummins Inc.	Blade Servers	12	$2,515.55
Cummins Inc.	Small IBM Servers	12	$22,544.32
Cummins Inc.	Blade Servers	12	$130,286.72
Cummins Inc.	Small IBM Servers	12	$76,301.30
Cummins Inc.	High End Sun Servers	12	$94,877.33
Cummins Inc.	High End Sun Servers	12	$156,212.66
Cummins Inc.	High End Sun Servers	12	$156,212.66
Cummins Inc.	High End Sun Servers	12	$134,462.51
Cummins Inc.	High End Sun Servers	12	$46,723.21
Cummins Inc.	High End Sun Servers	12	$149,303.45
Cummins Inc.	Small IBM Servers	8	$1,946.07
Cummins Inc.	High End Sun Servers	12	$238,395.15
Cummins Inc.	Blade Servers	12	$28,804.92
Cummins Inc.	High End Sun Servers	12	$119,197.57
Cummins Inc.	High End Sun Servers	12	$358,818.66
Cummins Inc.	Small IBM Servers	12	$164,053.74
Cummins Inc.	Small IBM Servers	12	$30,251.36
Cummins Inc.	High Vol & Spec Printers	36	$38,882.72
Cummins Inc.	Small IBM Servers	12	$8,639.54
Cummins Inc.	Small IBM Servers	12	$86,031.80
Cummins Inc.	High End Sun Servers	12	$277,594.09
Cummins Inc.	High End Sun Servers	12	$208,902.24
Cummins Inc.	High End Sun Servers	12	$373,565.12
Cummins Inc.	High Vol & Spec Printers	36	$57,651.52
Cummins Inc.	High End Sun Servers	12	$388,311.57
Cummins Inc.	Small IBM Servers	12	$14,627.83
General Dynamics	Oce Multifunction Centers	15	$45,396.76
General Dynamics	Oce Multifunction Centers	16	$47,865.65
Health Care Service Corporation	Digital Storage	36	$455,195.65
Health Care Service Corporation	Digital Storage	36	$227,597.83
Health Care Service Corporation	Digital Storage	36	$227,597.83
Hofstra University	Apple Desktops/Laptops	47	$243,182.05
Hofstra University	Apple Desktops/Laptops	36	$274,272.92
Hofstra University	Laptops	48	$339,904.19
Motorola, Inc	Ricoh Multifunction Centers	36	$150,586.91
Motorola, Inc	Ricoh Multifunction Centers	36	$145,412.31
Motorola, Inc	Ricoh Multifunction Centers	36	$149,568.94
Network Appliance, Inc.	Dell Servers	26	$69,173.29
Raytheon Company	Laptops	36	$87,542.26
Raytheon Company	Laptops	36	$76,494.30
Raytheon Company	Desktops - Tier 1	11	$321,413.00
Raytheon Company	Laptops	12	$214,846.00
Texas Instruments	Dell Servers	36	$21,435.00
Texas Instruments	Dell Servers	36	$42,888.00
Texas Instruments	Dell Servers	24	$295,420.00
Texas Instruments	Dell Servers	24	$590,840.00
Texas Instruments	Dell Servers	24	$548,880.00
UGI Utilities	Blade Servers	36	$167,530.00
UGI Utilities	Blade Servers	36	$3,257.00
UGI Utilities	Blade Servers	36	$29,280.00
Verso Paper Holdings, LLC	Inventory Control Systems	36	$351,230.00
Verso Paper Holdings, LLC	Inventory Control Systems	36	$203,347.34
Verso Paper Holdings, LLC	Inventory Control Systems	36	$355,857.85
Verso Paper Holdings, LLC	Inventory Control Systems	36	$110,925.00

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

EMPLOYEES

The Partnership had no employees during 2013 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 58 employees as of December 31, 2013.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

SEC Settlement

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

FINRA Review

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
There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2013, there were 980 unit holders. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the year ended December 31, 2013, no such redemptions occurred.

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

Distributions were paid to the Limited Partners for the years ended December 31, 2013 and 2012 as follows:

Quarter Ended	2013	2012
March 31	$662,000	$717,000
June 30	662,000	673,000
September 30	662,000	662,000
December 31	662,000	662,000
	$2,648,000	$2,714,000

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

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment. We offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on November 13, 2009 (the “Offering”). We reached the minimum offering amount, broke escrow and commenced operations on March 31, 2010. At December 31, 2013, 1,572,900 units were sold in the offering, for a total of approximately $31,432,000 in limited partner contributions.

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

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector, showed overall new business volume for 2013 increased 3% relative to the same period of 2012.  Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 1.8% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.3%.  More than 56% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. During 2013 we continued to experience a modest strengthening in the global economy. As we move into 2014 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution. It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

For the year ended December 31, 2013, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. Reimbursable expenses are expensed as they are incurred or monthly in relation to fees for other LP expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2013, were cash provided by operating activities of approximately $3,338,000, net proceeds from the sale of finance leases due to an early buyout of approximately $338,000 and net proceeds from the sale of equipment of approximately $265,000. Our primary sources of cash for the year ended December 31, 2012, were from cash provided by operating activities of approximately $1,590,000, payment from finance leases of approximately $441,000, net proceeds from the sale of finance leases due to an early buyout of approximately $270,000 and proceeds from the sale of equipment of approximately $17,000.

Our primary uses of cash for the year ended December 31, 2013 were for capital expenditures of approximately $4,850,000, equipment acquisition fees paid to the General Partner of approximately $121,000, distributions to partners of approximately $2,675,000 and the purchase of finance leases of approximately $99,000. Our primary uses of cash for the year ended December 31, 2012 were for capital expenditures of approximately $6,590,000, equipment acquisition fees paid to the General Partner of approximately $11,000, and distributions to partners of approximately $2,742,000. Capital expenditures are expected to continue to increase overall during 2014 as management focuses on additional equipment acquisitions. We intend to invest approximately $15 million in additional equipment during 2014.

For the year ended December 31, 2013 cash was provided by operating activities of approximately $3,338,000 which includes a net loss of approximately $953,000 and depreciation and amortization expense of approximately $5,002,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $393,000 and earned interest on finance leases of approximately $11,000. For the year ended December 31, 2012 cash was provided by operating activities of approximately $1,590,000 which includes a net loss of approximately $824,000 and depreciation and amortization expense of approximately $2,950,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $315,000 and earned interest on finance leases of approximately $103,000.

As we continue to increase the size of our equipment portfolio, operating expenses are expected to increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes. Depreciation expenses will likely increase more rapidly than operating expenses as we add equipment to our portfolio.

At December 31, 2013, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $5,296,000. Bank accounts are federally insured up to $250,000 by the FDIC at December 31, 2013. At December 31, 2013, the total cash bank balance was as follows:

Balance at December 31	2013
Total bank balance	$5,296,000
FDIC insured	(250,000)
Uninsured amount	$5,046,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $358,000 as a result of the settlement. The settlement reduced the future minimum rentals to be received for operating leases by approximately $3,000 and future minimum rentals to be received for finance leases of approximately $377,000.

As of December 31, 2013, we had future minimum rentals on noncancellable operating leases of approximately $5,360,000 for 2014 and approximately $4,913,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2013, we had future minimum rentals on noncancellable finance leases of approximately $26,000 for 2014 and approximately $73,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2013 was approximately $1,543,000 with interest rates ranging from 3.95% to 4.23% which will be payable through September 2016. We assumed debt in connection with the purchase of computer equipment of approximately $1,392,000 during 2013. Subsequent to December 31, 2013, the Partnership entered into non-recourse debt of approximately $959,000 related to the purchase of technology equipment. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2014, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $7,621,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $805,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $18,806,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $1,844,000. As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2014, as the Partnership builds its portfolio.

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

RESULTS FROM OPERATIONS

For the year ended December 31, 2013, we recognized revenue of approximately $5,619,000 and expenses of approximately $6,572,000 resulting in net loss of approximately $953,000. The net loss is primarily due to increases in depreciation expenses and equipment management fees associated with a growing portfolio of equipment, a loss on sale of equipment and a loss on sale of investment in finance leases. For the year ended December 31, 2012, we recognized revenue of approximately $3,511,000 and expenses of approximately $4,335,000 resulting in net loss of approximately $824,000.

The Partnership had 119 active operating leases that generated lease revenue of approximately $5,589,000 for the year ended December 31, 2013 and had 75 active operating leases that generated lease revenue of approximately $3,380,000 for the year ended December 31, 2012. Management expects to continue to add new leases to our portfolio throughout 2014. We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates. Certain lessees make up approximately 56% of the revenue stream. The Partnership is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 46% servers produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. There are three lessees that accounted for 21%, 19% and 16% of lease revenue for the year ended December 31, 2013, respectively.

For the years ended December 31, 2013 and 2012, we recognized interest and other income of approximately $30,000 and $118,000, respectively. During 2013, approximately $18,000 is a result of cash held in a money market account that invests directly in cash or treasury obligations pending our use of such funds, approximately $11,000 of which is a result of earned interest on finance leases, netted against approximately $2,000 of the amortization of initial direct costs related to finance leases for net interest income of approximately $9,000 and approximately $3,000 from miscellaneous sources of income (damage charges to lessees). During 2012, approximately $35,000 was a result of cash held in a money market account that invests directly in cash or treasury obligations pending our use of such funds, and approximately $103,000 was a result of earned interest on finance leases, netted against approximately $20,000 of the amortization of initial direct costs related to finance leases for net interest income of approximately $83,000. The amount in such money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2014 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates. Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2013. The amount of interest income recognized related to finance leases will decrease over time as these leases terminate. The decrease in the interest income earned on finance leases is the result of the sale of finance leases during 2013 as discussed in Note 3 of the financial statements.

For the years ended December 31, 2013 and 2012, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC as discussed in Note 4 of the financial statements for administration and operations. These expenses were approximately $1,143,000 and $1,151,000, respectively. This decrease is due to a decrease in overall reimbursable expenses charged by CCC, partially offset by an overall increase in the equipment portfolio size and associated expenses with managing the equipment portfolio.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2013, the equipment management fees were approximately $283,000 which is consistent with the lease volume and revenue. For the year ended December 31, 2012, the equipment management fees were approximately $178,000. Equipment management fees are expected to increase throughout 2014 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs. For the year ended December 31, 2013, these expenses were approximately $5,002,000. For the year ended December 31, 2012, these expenses were approximately $2,950,000. Increases in these expenses were due to the acquisition of new equipment attributable to the purchase of new leases during 2013 and an impairment charge of approximately $ 91,000 during the year ended December 31, 2013.

Net loss was approximately $953,000 for the year ended December 31, 2013. The net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $824,000 for the year ended December 31, 2012.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2013 and 2012, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2013, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VI and is the manager of several private entities. The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 484-785-1480. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 54, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 63, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    Lynn A. Franceschina , age 42, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

    Jay Dugan, age 65, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 73, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 48, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

    Mark Hershenson, age 48, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 51, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and Senior Vice President of CCC and CIGF, Inc. in December 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2013	AMOUNT INCURRED DURING 2012

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2013, the remaining balance of prepaid acquisition fees was approximately $224,000, which will be earned in future periods.	$302,000	$272,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.	$1,128,000	$1,103,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$14,000	$2,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$283,000	$178,000
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
		$8,000	$9,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$27,000	$27,000

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $95,000 and $55,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2013 or 2012 besides fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2014 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VII

Financial Statements
For the years ended December 31, 2013 and 2012

Commonwealth Income & Growth Fund VII

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2013 and 2012 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 31, 2014

Commonwealth Income & Growth Fund VII
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$5,287,349	$9,099,947
Lease income receivable	109,271	86,905
Accounts receivable, Commonwealth Capital Corp., net	874,889	683,303
Other receivables	110,922	6,000
Prepaid expenses	1,364	461
	6,383,795	9,876,616

Net investment in finance leases	99,019	399,340

Technology equipment, at cost	22,340,138	15,799,118
Accumulated depreciation	(8,906,007)	(4,838,214)
	13,434,131	10,960,904

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $391,000 and $259,000
at December 31, 2013 and December 31, 2012, respectively	459,167	383,506
Prepaid acquisition fees	223,867	408,851
	683,034	792,357

Total Assets	$20,599,979	$22,029,217

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$79,613	$64,285
Accounts payable, General Partner, net	93,576	148,549
Other accrued expenses	1,331,813	36,717
Unearned lease income	164,299	220,093
Notes payable	1,542,920	543,975
Total Liabilities	3,212,221	1,013,619

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	17,386,708	21,014,548
Total Partners' Capital	17,387,758	21,015,598

Total Liabilities and Partners' Capital	$20,599,979	$22,029,217

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statements of Operations

	2013	2012
Revenue
Lease	$5,589,389	$3,379,766
Interest and other	29,787	118,343
Gain on sale of investment in finance leases	-	11,875
Gain on sale of equipment	-	1,509
Total revenue	5,619,176	3,511,493

Expenses
Operating, excluding depreciation	1,143,470	1,151,343
Equipment management fee, General Partner	283,119	178,444
Interest	18,437	23,176
Depreciation	4,762,109	2,800,137
Amortization of equipment acquisition costs, deferred expenses and initial direct costs	240,313	150,152
Loss on sale of investment in finance leases	68,551	-
Loss on sale of equipment	55,992	-
Bad debt	-	31,839
Total expenses	6,571,991	4,335,091

Net loss	$(952,815)	$(823,598)

Net loss allocated to limited partners	$(979,565)	$(851,016)

Net loss per equivalent limited partnership unit	$(0.62)	$(0.54)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,572,900

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,572,900	$1,050	$24,579,967	$24,581,017
Net income (loss)	-	-	27,418	(851,016)	(823,598)
Distributions	-	-	(27,418)	(2,714,403)	(2,741,821)
Balance, December 31, 2012	50	1,572,900	$1,050	$21,014,548	$21,015,598
Net income (loss)	-	-	26,750	(979,565)	(952,815)
Distributions	-	-	(26,750)	(2,648,275)	(2,675,025)
Balance, December 31, 2013	50	1,572,900	$1,050	$17,386,708	$17,387,758

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII
Statements of Cash Flows

	For the year ended	For the year ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(952,815)	$(823,598)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	5,002,422	2,950,289
Amortization of Initial Direct Costs - Finance Leases	2,230	19,819
Loss (Gain) on sale of equipment under finance leases	68,551	(11,875)
Loss (Gain) on sale of equipment	55,992	(1,509)
Bad debt expense	-	31,839
Other noncash activities included in
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to bank by lessee	(392,975)	(315,275)
Earned interest on finance leases	(10,591)	(102,553)
Changes in assets and liabilities
Lease income receivable	(22,366)	60,687
Accounts receivable, Commonwealth Capital Corp., net	(191,586)	(362,715)
Other receivables	(104,922)	(6,000)
Prepaid Expenses	(903)	195
Accounts payable	15,328	18,765
Accounts payable, General Partner, net	(54,973)	97,995
Other accrued expenses	(19,559)	33,396
Unearned lease income	(55,794)	779
Net cash provided by operating activities	3,338,039	1,590,239

Cash flows from investing activities:
Capital expenditures	(4,849,617)	(6,590,237)
Purchase of finance leases	(99,099)	-
Payment from finance leases	5,116	440,945
Equipment acquisition fees, General Partner	(121,035)	(11,193)
Net proceeds from the sale of finance leases	338,078	269,842
Net proceeds from the sale of equipment	264,864	17,419
Net cash used in investing activities	(4,461,693)	(5,873,224)

Cash flows from financing activities:
Distributions to partners	(2,675,025)	(2,741,821)
Debt placement fee paid to the General Partner	(13,919)	(2,196)
Net cash used in financing activities	(2,688,944)	(2,744,017)

Net decrease in cash and cash equivalents	(3,812,598)	(7,027,002)

Cash and cash equivalents beginning of period	9,099,947	16,126,949

Cash and cash equivalents end of period	$5,287,349	$9,099,947

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2013 and 2012, cash distributions to limited partners for each quarter were made at a rate of approximately 8.5% of their original contributed capital. Distributions during each of the years ended December 31, 2013 and 2012 were made to limited partners in the amount of approximately $1.68 per unit based on each investor's number of limited partnership units outstanding during the year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. Such estimates relate primarily to the determination of residual values at the end of the lease term, the expected future cash flows and fair value used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Disclosure of Fair Value of Financial Instruments

Fair Value Measurements
The Partnership applies the provisions included in the Fair Value Measurements and Disclosures Topic to all financial and non-financial assets and liabilities. This Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The Topic requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. Fair Value Measurements on a nonrecurring basis as of December 31, 2013 is as follows:

	Fair Value as of December 31, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$137,000	$-	$137,000	$-

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis. An impairment charge of approximately $91,000 was recorded for equipment written down to fair value in 2013 as a component of depreciation expense in the accompanying statements of operations. There was no impairment charge recorded in 2012. The fair value of the equipment is calculated using a market approach for 2013. The market approach utilized third party appraisals or comparable sales of similar assets which are inputs classified as level 2 within the fair value hierarchy.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2013 and 2012 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2013 and 2012 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2013, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the years ended December 31, 2013 and 2012 were approximately $130,000 and $0, respectively.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. Reimbursable expenses are expensed as they are incurred or monthly in relation to fees for other LP expenses.

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

At December 31, 2013, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $5,296,000. Bank accounts are federally insured up to $250,000 by the FDIC at December 31, 2013. At December 31, 2012, noninterest bearing accounts in the commercial banks were guaranteed in full by the Federal Deposit Insurance Corporation (FDIC) and interest bearing cash accounts in commercial banks were guaranteed by the FDIC up to $250,000.  At December 31, 2013 and 2012, the total cash bank balance was as follows:

Balance at December 31	2013	2012
Total bank balance	$5,296,000	$9,106,000
FDIC insured	(250,000)	(271,000)
Uninsured amount	$5,046,000	$8,835,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

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

Recent Accounting Pronouncements

In December 2013, the FASB issued ASU No. 2013-12 (“ASU Updated 2013-12), Definition of a Public Business Entity. This ASU defines the term “public business entity.” The amendment specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC is considered a public business entity. The Partnership adopted this ASU during the fourth quarter of 2013 and determined it had no material impact on its financial statements.

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

The Partnership recorded an impairment charge of approximately $91,000 at December 31, 2013 as impairment indicators were noted, and is included in depreciation expense in the accompanying financial statements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. Remarketing fees of approximately $3,000 and $5,000 were incurred for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012,  approximately $5,000 and $3,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $7,621,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $805,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $18,806,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $1,844,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $5,165,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $475,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $12,774,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $902,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2014, as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at December 31, 2013:

Amount
Year ending December 31, 2014	$5,360,000
Year ending December 31, 2015	3,700,000
Year ending December 31, 2016	1,157,000
Year ending December 31, 2017	56,000
$10,273,000

Finance Leases:

The following lists the components of the net investment in finance leases at December 31, 2013 and 2012:

December 31,	2013	2012
Total minimum lease payments to be received	$99,000	$378,000
Allowance for bad debt	-	(32,000)
Estimated residual value of leased equipment (unguaranteed)	12,000	75,000
Initial direct costs finance leases	4,000	5,000
Less: unearned income	(16,000)	(27,000)
Net investment in finance leases	$99,000	$399,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $358,000 as a result of the settlement. Through the settlement, the Partnership reduced its lease income receivable by approximately $20,000 during the year ended December 31, 2013. There was no consideration for the buyout of the equipment under operating leases, which resulted in a net loss on the sale of equipment that was subject to operating leases of approximately $12,000 during the year ended December 31, 2013. As consideration for the buyout of its finance leases, the Partnership applied payments from the lessee of approximately $338,000 which resulted in a decrease in the net investment in finance receivables of approximately $407,000 and a loss of approximately $69,000 during the year ended December 31, 2013.

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

The following is a schedule of future minimum rentals on noncancelable finance leases at December 31, 2013:

Amount
Year ending December 31, 2014	$26,000
Year ending December 31, 2015	26,000
Year ending December 31, 2016	26,000
Year ending December 31, 2017	21,000
$99,000

During 2014, the Partnership entered into finance leases that commence after December 31, 2013 that will provide future minimum rentals of approximately $10,000 for the year ended December 31, 2013 and approximately $ 26,000 thereafter.

Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2013
Cummins, Inc.	21%
American Laser Skin Care	19%
Aetna Life Insurance	16%

2012
Cummins, Inc.	26%
Aetna Life Insurance	16%
Cargill, Inc.	12%
Aircom International, Inc.	10%

Lessees equal to or exceeding 10% of lease income receivable at December 31:

2013
Cummins, Inc.	24%
HealthCare Services Corp.	21%
Aircom International Inc.	17%
Cargill, Inc.	17%
Motorola, Inc.	13%

2012
Omnicare, Inc.	27%
Motorola, Inc.	24%
HealthCare Services Corp.	19%
Verso Paper Company	16%

4. Related Party Transactions

Receivables/Payables

As of December 31, 2013, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

	For the year ended December 31, 2013	For the year ended December 31, 2012
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the years ended December 31, 2013 and 2012, the Partnership was charged approximately $629,000 and $641,000 in other LP expense, respectively.	$1,128,000	$1,103,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2013, the remaining balance of prepaid acquisition fees was approximately $224,000, which is expected to be earned in future periods.	$302,000	$272,000

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
	$14,000	$2,000

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
	$283,000	$178,000

Equipment liquidation fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we will potentially receive. As of December 31, 2013, no equipment liquidation fees have been paid to the General Partner by the Partnership.
	$8,000	$9,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2013	2012
Installment note payable to bank; interest at 7.5% due in monthly installments of $2,666 including interest, with final payment in April 2013	$-	$11,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765 including interest, with final payment in January 2014	30,000	149,000
Installment note payable to bank; interest at 3.95% due in quarterly installment of $29,481 including interest, with final payment in September 2014	87,000	198,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, after an initial payment of $17,240, with final payment in November 2014	35,000	69,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	69,000	117,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	234,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	107,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly instalments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	383,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	294,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	304,000	-
	$1,543,000	$544,000

Subsequent to December 31, 2013, the Partnership entered into installment notes payable to the bank of approximately $959,000 in connection with the purchase of technology equipment.

The notes are secured by specific technology equipment with a carrying value of approximately $2,184,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2013 are as follows:

Amount
Year ending December 31, 2014	$725,000
Year ending December 31, 2015	493,000
Year ending December 31, 2016	325,000
$1,543,000

6. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2013	2012
Debt assumed in connection with purchase of technology equipment	$1,392,000	$220,000

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$185,000	$261,000

Accrued expenses incurred in connection with the purchase of technology equipment	$1,315,000	$-

During the year ended December 31, 2013 and 2012, the Partnership wrote off fully amortized acquisition and finance fees of approximately $108,000 and $0, respectively.

During the year ended December 31, 2013 and 2012, the Partnership wrote-off credit losses against the net investment in finance leases of approximately $32,000 and $0, respectively.

During the year ended December 31, 2013 and 2012, the Partnership recorded impairment charges of approximately $91,000 and $0, respectively.

7. Commitments and Contingencies

SEC Settlement

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

FINRA Review

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

8. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows:

	2013	2012
Financial statement basis of net assets	$17,387,758	$21,015,598
Tax basis of net assets (unaudited)	14,837,741	15,511,013
Difference	$2,550,017	$5,504,585

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Net loss for financial reporting purposes to taxable loss	$(952,815)	$(823,598)
Adjustments
Gain on sale of equipment	243,221	15,059
Depreciation	(2,743,214)	154,127
Amortization	201,334	121,303
Unearned lease income	(53,979)	(18,757)
Penalties	403	198
Credit losses	-	31,836
Other	(43,237)	14,659

Taxable loss on the Federal Partnership return (unaudited)	$(3,348,297)	$(505,173)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year and is primarily attributable to an impairment charge of approximately $91,000.