Form 10-Q
period 2014-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2014-05-15
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 or

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

YES ☐ NO ☒

FORM 10-Q
MARCH 31, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS
Cash and cash equivalents	$3,904,419	$5,287,349
Lease income receivable	604,913	109,271
Accounts receivable, Commonwealth Capital Corp., net	824,764	874,889
Other receivables	8,931	110,922
Prepaid expenses	4,555	1,364
	5,347,582	6,383,795

Net investment in finance leases	185,251	99,019

Equipment	23,371,664	22,340,138
Accumulated depreciation	(9,842,746)	(8,906,007)
	13,528,918	13,434,131

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $370,000 and $391,000 at March 31, 2014 and December 31, 2013, respectively	485,201	459,167
Prepaid acquisition fees	192,556	223,867
	677,757	683,034

Total Assets	$19,739,508	$20,599,979

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$88,597	$79,613
Accounts payable, CIGF, Inc., net	25,533	93,576
Other accrued expenses	88,815	1,331,813
Unearned lease income	191,680	164,299
Notes payable	2,969,992	1,542,920
Total Liabilities	3,364,617	3,212,221

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	16,373,841	17,386,708
Total Partners' Capital	16,374,891	17,387,758

Total Liabilities and Partners' Capital	$19,739,508	$20,599,979

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue
Lease	$1,859,143	$1,308,845
Interest and other	15,707	12,491
Total revenue	1,874,850	1,321,336

Expenses
Operating, excluding depreciation	374,284	321,710
Equipment management fee, General Partner	93,170	67,353
Interest	15,084	5,177
Depreciation	1,464,505	1,062,770
Amortization of equipment acquisition costs and deferred expenses	70,674	57,329
Loss on sale of equipment	201,147	3,976
Total expenses	2,218,864	1,518,315

Net loss	$(344,014)	$(196,979)

Net loss allocated to Limited Partners	$(350,699)	$(203,668)

Net loss per equivalent Limited Partnership unit	$(0.22)	$(0.13)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,572,900	$1,050	$17,386,708	$17,387,758
Net income (loss)	-	-	6,685	(350,699)	(344,014)
Distributions	-	-	(6,685)	(662,168)	(668,853)
Balance, March 31, 2014	50	1,572,900	$1,050	$16,373,841	$16,374,891

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Net cash provided by operating activities	$232,862	$569,112

Investing activities:
Capital Expenditures	(977,525)	(1,887,975)
Purchase of finance leases	(90,912)	-
Payments received from finance leases	10,630	-
Equipment acquisition fees, General Partner	(49,939)	-
Net proceeds from the sale of equipment	179,901	8,307
Net cash used in investing activities	(927,845)	(1,879,668)

Financing activities:
Distributions to partners	(668,853)	(668,857)
Debt placement fee paid to the General Partner	(19,094)	-
Net cash used in financing activities	(687,947)	(668,857)

Net decrease in cash and cash equivalents	(1,382,930)	(1,979,413)

Cash and cash equivalents beginning of period	5,287,349	9,099,947

Cash and cash equivalents end of period	$3,904,419	$7,120,534

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,952,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash bank balance was as follows:

At March 31, 2014	Amount
Total bank balance	$3,952,000
FDIC insured	(250,000)
Uninsured amount	$3,702,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2014, the FASB issued ASU No. 2014-06 (“ASU Updated 2014-06”), Technical Corrections and Improvements Related to Glossary Terms. This ASU provides updates to the FASB Accounting Standards Codification established in September 2009 as the source of authoritative U.S. GAAP recognized by the FASB. The update is effectively immediately upon issuance. The Partnership adopted this ASU during the first quarter of 2014 and there was no material impact on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees of approximately $0 and $4,000 were incurred for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, there was no cash paid for remarketing fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2014 was approximately $7,534,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2014 was approximately $1,281,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2014 was approximately $18,634,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2014 was approximately $2,988,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2014 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2014:

Amount
Nine Months ended December 31, 2014	$4,242,000
Year ended December 31, 2015	4,326,000
Year ended December 31, 2016	1,481,000
Year ended December 31, 2017	102,000
$10,151,000

During the quarter ended March 31, 2014, due to an early buyout, the Partnership sold equipment held under operating leases. The lessee that purchased the equipment, as a part of the terms of the sale agreement, paid the Partnership the future rentals due at the time of the sale. The lessee paid approximately $245,000 in future rentals due. The net book value of the equipment sold was approximately $335,000. The net loss on the sale of equipment was approximately $207,000.

Finance Leases:

The following lists the components of the net investment in direct financing leases at March 31, 2014:

Amount
Total minimum lease payments to be received	$184,000
Initial Direct Costs	6,000
Estimated residual value of leased equipment (unguaranteed)	23,000
Less: unearned income	(28,000)
Net investment in direct finance leases	$185,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2014:

Amount
Nine Months ended December 31, 2014	$37,000
Year ended December 31, 2015	50,000
Year ended December 31, 2016	50,000
Year ended December 31, 2017	45,000
Year ended December 31, 2018	2,000
$184,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2014, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2014 and 2013, the Partnership was charged approximately $141,000 and $163,000 in other LP expense, respectively.
	$339,000	$320,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2014, the remaining balance of prepaid acquisition fees was approximately $193,000, which is expected to be earned in future periods.	$82,000	$76,000

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
	$19,000	$-

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
	$93,000	$67,000

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
	$6,000	$300

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2014	December 31, 2013
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	$-	$30,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	58,000	87,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, with final payment in November 2014	26,000	35,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	60,000	69,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	212,000	234,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	97,000	107,000
Installment notes payable to bank; interest at 4.23% due in quarterly instalments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	317,000	383,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	244,000	294,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	253,000	304,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest; with final payment in November 2015	345,000	-
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	366,000	-
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest; with final payment due in August 2016	448,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	255,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	194,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	95,000	-
	$2,970,000	$1,543,000

The notes are secured by specific equipment with a carrying value of approximately $4,201,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2014 are as follows:

Amount
Nine months ended December 31, 2014	$1,022,000
Year ended December 31, 2015	1,237,000
Year ended December 31, 2016	684,000
Year ended December 31, 2017	27,000
$2,970,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$482,000	$93,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2014	2013
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$31,000	$76,000
Debt assumed in connection with purchase of equipment	$950,000	$-
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$959,000	$-
Accrued expenses incurred in connection with the purchase of technology equipment	$12,000	$-

During the three months ended March 31, 2014, the Partnership wrote-off fully amortized acquisition fees of approximately $92,000.

During the three months ended March 31, 2014, the Partnership wrote off fully depreciated equipment of approximately $24,000.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for quarter ending March 31, 2014 increased at rate of 5.8% relative to the same period of 2013. Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 2.1% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.2%. More than 65% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

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

REVENUE RECOGNITION

Through March 31, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2014 and 2013 were approximately $245,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2014 were provided by operating activities of approximately $233,000, net proceeds from the sale of equipment of approximately $180,000 and payments received from finance leases of approximately $11,000, compared to the three months ended March 31, 2013 where our primary sources of cash were provided by operating activities of approximately $569,000 and net proceeds from the sale of equipment of approximately $8,000. Our primary uses of cash for the three months ended March 31, 2014 were for the purchase of new equipment of approximately $978,000, distributions to partners of approximately $669,000, equipment acquisition fees paid to the General Partner of approximately $50,000, purchase of finance leases of approximately $91,000 and debt placement fees paid to the General Partner of approximately $19,000. For the three months ended March 31, 2013, our primary uses of cash were for the purchase of new equipment of approximately $1,888,000 and distributions to partners of approximately $669,000.

Cash was provided by operating activities for the three months ended March 31, 2014 of approximately $233,000, and includes a net loss of approximately $344,000 and depreciation and amortization expenses of approximately $1,535,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $482,000. This compares to the three months ended March 31, 2013 where cash was provided by operating activities of approximately $569,000, and includes a net loss of approximately $197,000 and depreciation and amortization expenses of approximately $1,120,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $93,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2014 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $12,000,000 or more during the remainder of 2014, depending on the availability of investment opportunities.

We consider equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At March 31, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,952,000. Bank accounts are federally insured up to $250,000. At March 31, 2014, the total cash bank balance was as follows:

At March 31, 2014	Amount
Total bank balance	$3,952,000
FDIC insured	(250,000)
Uninsured amount	$3,702,000

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

As of March 31, 2014, we had future minimum rentals on non-cancelable operating leases of approximately $4,242,000 for the balance of the year ending December 31, 2014 and approximately $5,909,000 thereafter.

As of March 31, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $37,000 for the balance of the year ending December 31, 2014 and approximately $147,000 thereafter.

As of March 31, 2014, our non-recourse debt was approximately $2,970,000 with interest rates ranging from 3.68% through 4.85% and is payable through December 2017.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Lease Revenue

Our lease revenue increased to approximately $1,859,000 for the three months ended March 31, 2014, from approximately $1,309,000 for the three months ended March 31, 2013. This increase was primarily due the acquisition of new lease agreements and the associated increase in lease revenue.

The Partnership had 113 active operating leases that generated lease revenue of approximately $1,859,000 for the three months ended March 31, 2014. The Partnership had 86 active operating leases that generated lease revenue of approximately $1,309,000 for the three months ended March 31, 2013. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended March 31, 2014, the Partnership sold equipment with a net book value of approximately $381,000 for a net loss of approximately $201,000. For the three months ended March 31, 2013, the Partnership sold equipment with a net book value of approximately $12,000 for a net loss of approximately $4,000. The increase in the loss on the sale of equipment is primarily a result of an early buyout by a lessee, which resulted in an overall loss on the sale of equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $374,000 for the three months ended March 31, 2014, from approximately $322,000 for the three months ended March 31, 2013. This increase is primarily due to an increase in legal fees and accounting fees, partially offset by a decrease in other LP expense charged by CCC for the administration of the Partnership.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $93,000 for the three months ended March 31, 2014 from approximately $67,000 for the three months ended March 31, 2013. This increase is consistent with the increase in lease volume and revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2014 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,535,000 for the three months ended March 31, 2014, from approximately $1,120,000 for the three months ended March 31, 2013. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Income (Loss)

For the three months ended March 31, 2014, we recognized revenue of approximately $1,875,000 and expenses of approximately $2,219,000, resulting in a net loss of approximately $344,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the three months ended March 31, 2013, we recognized revenue of approximately $1,321,000 and expenses of approximately $1,518,000, resulting in a net loss of approximately $197,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer