Form 10-Q
period 2014-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2014-08-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 or

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
YES ☐ NO ☒

FORM 10-Q
JUNE 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS
Cash and cash equivalents	$4,060,390	$5,287,349
Lease income receivable	103,489	109,271
Accounts receivable, Commonwealth Capital Corp., net	957,127	874,889
Other receivables	6,732	110,922
Prepaid expenses	11,758	1,364
	5,139,496	6,383,795

Net investment in finance leases	249,978	99,019

Equipment, at cost	24,003,447	22,340,138
Accumulated depreciation	(11,277,594)	(8,906,007)
	12,725,853	13,434,131

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $355,000 and $391,000 at June 30, 2014 and December 31, 2013, respectively	444,962	459,167
Prepaid acquisition fees	181,620	223,867
	626,582	683,034

Total Assets	$18,741,909	$20,599,979

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$72,074	$79,613
Accounts payable, CIGF, Inc.	45,329	93,576
Other accrued expenses	53,186	1,331,813
Unearned lease income	229,409	164,299
Notes payable	2,955,300	1,542,920
Total Liabilities	3,355,298	3,212,221

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	15,385,561	17,386,708
Total Partners' Capital	15,386,611	17,387,758

Total Liabilities and Partners' Capital	$18,741,909	$20,599,979

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Lease	$1,621,482	$1,429,842	$3,480,625	$2,738,687
Interest and other	5,136	4,815	20,843	17,306
Total revenue	1,626,618	1,434,657	3,501,468	2,755,993

Expenses
Operating, excluding depreciation	330,395	298,165	704,679	619,875
Equipment management fee, General Partner	81,389	73,129	174,559	140,482
Interest	30,421	4,593	45,505	9,770
Depreciation	1,434,848	1,097,764	2,899,353	2,160,534
Amortization of equipment acquisition costs and deferred expenses	68,987	57,147	139,661	114,476
Loss on sale of equipment	-	25,132	201,147	29,108
Loss on sale of investment in finance leases	-	68,551	-	68,551
Total expenses	1,946,040	1,624,481	4,164,904	3,142,796

Net loss	$(319,422)	$(189,824)	$(663,436)	$(386,803)

Net loss allocated to Limited Partners	$(326,112)	$(196,512)	$(676,811)	$(400,180)

Net loss per equivalent Limited Partnership unit	$(0.21)	$(0.12)	$(0.43)	$(0.25)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,900	1,572,900	1,572,900	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,572,900	$1,050	$17,386,708	$17,387,758
Net income (loss)	-	-	13,375	(676,811)	(663,436)
Distributions	-	-	(13,375)	(1,324,336)	(1,337,711)
Balance, June 30, 2014	50	1,572,900	$1,050	$15,385,561	$15,386,611

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Net cash provided by operating activities	$1,433,434	$1,661,188

Cash flows from investing activities
Capital Expenditures	(1,273,980)	(1,909,576)
Purchase of finance leases	(165,157)	-
Payments received from finance leases	26,368	-
Equipment acquisition fees, General Partner	(67,244)	-
Net proceeds from the sale of equipment	179,901	180,608
Net cash used in investing activities	(1,300,112)	(1,728,968)

Cash flows from financing activities
Distributions to partners	(1,337,711)	(1,337,713)
Debt placement fee paid to the General Partner	(22,570)	-
Net cash used in financing activities	(1,360,281)	(1,337,713)

Net decrease in cash and cash equivalents	(1,226,959)	(1,405,493)

Cash and cash equivalents beginning of period	5,287,349	9,099,947

Cash and cash equivalents end of period	$4,060,390	$7,694,454

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,065,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2014, the total cash bank balance was as follows:

At June 30, 2014	Amount
Total bank balance	$4,065,000
FDIC insured	(250,000)
Uninsured amount	$3,815,000

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees of approximately $0 and $3,000 were incurred for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, cash paid for remarketing fees was approximately $0 and $5,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2014 was approximately $7,610,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2014 was approximately $1,194,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2014 was approximately $18,784,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2014 was approximately $2,789,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2014:

Amount
Six months ended December 31, 2014	$2,840,000
Year ended December 31, 2015	4,479,000
Year ended December 31, 2016	1,603,000
Year ended December 31, 2017	143,000
$9,065,000

During the six months ended June 30, 2014, due to an early buyout, the Partnership sold equipment held under operating leases. The lessee that purchased the equipment, as a part of the terms of the sale agreement, paid the Partnership the future rentals due at the time of the sale. The lessee paid approximately $245,000 in future rentals due. The net book value of the equipment sold was approximately $335,000. The net loss on the sale of equipment was approximately $207,000.

Finance Leases:

The following lists the components of the net investment in direct financing leases at June 30, 2014:

Amount
Total minimum lease payments to be received	$246,000
Initial Direct Costs	9,000
Estimated residual value of leased equipment (unguaranteed)	32,000
Less: unearned income	(37,000)
Net investment in direct finance leases	$250,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2014, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2014:

Amount
Six months ended December 31, 2014	$36,000
Year ended December 31, 2015	69,000
Year ended December 31, 2016	69,000
Year ended December 31, 2017	64,000
Year ended December 31, 2018	8,000
$246,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2014, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses	For the six months ended June 30, 2014	For the six months ended June 30, 2013
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2014 and 2013, the Partnership was charged approximately $316,000 and $307,000 in other LP expense, respectively.
	$697,000	$611,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The equipment acquisition fees earned for operating leases was approximately $103,000. The equipment acquisition fees earned for finance leases was approximately $7,000. At June 30, 2014, the remaining balance of prepaid acquisition fees was approximately $182,000, which is expected to be earned in future periods.	$110,000	$77,000

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
	$23,000	$-

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
	$174,000	$140,000
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
	$6,000	$6,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2014	December 31, 2013
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	$-	$30,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	29,000	87,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, with final payment in November 2014	18,000	35,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	50,000	69,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	189,000	234,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	86,000	107,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	287,000	383,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	220,000	294,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	229,000	304,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest; with final payment in November 2015	295,000	-
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	320,000	-
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest; with final payment due in August 2016	406,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	212,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	177,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	89,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	61,000	-
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	287,000	-
	$2,955,000	$1,543,000

The notes are secured by specific equipment with a carrying value of approximately $4,278,000 as of June 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2014 are as follows:

Amount
Six months ended December 31, 2014	$722,000
Year ended December 31, 2015	1,351,000
Year ended December 31, 2016	801,000
Year ended December 31, 2017	81,000
$2,955,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$845,000	$170,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2014	2013
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$42,000	$77,000
Debt assumed in connection with purchase of equipment	$1,298,000	$-
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$959,000	$-

During the six months ended June 30, 2014, the Partnership wrote off fully amortized acquisition fees of approximately $179,000.

During the six months ended June 30, 2014, the Partnership wrote off fully depreciated equipment of approximately $24,000.

7. Commitments and Contingencies

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013. The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations.  In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation of expenses, which procedures have been in effect since 2012. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for June 30, 2014 was $9 billion, up 5% from new business volume in June 2013. Month over month, new business volume was up 30% from May. Year to date, cumulative new business volume increased 3% compared to 2013. Receivables over 30 days decreased from the previous month at 1.6%, and were up from 1.4% in the same period in 2013. Charge-offs remain unchanged at the all-time low of 0.2%. Credit approvals totaled 80.1% in June, an increase from 76.1% the previous month. Total headcount for equipment finance companies was up 1.0% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index for July is 61.4, unchanged from the previous month.

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

REVENUE RECOGNITION

Through June 30, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2014 were provided by operating activities of approximately $1,433,000 and net proceeds from the sale of equipment held under operating leases of approximately $180,000, compared to the six months ended June 30, 2013 where our primary source of cash was provided by operating activities of approximately $1,161,000 and the sale of equipment held under operating leases of approximately $181,000.  Our primary uses of cash for the six months ended June 30, 2014 were for the purchase of new equipment of approximately $1,274,000 and distributions to partners of approximately $1,338,000. For the six months ended June 30, 2013, our primary uses of cash were for the purchase of new equipment of approximately $1,910,000 and distributions to partners of approximately $1,338,000.

Cash was provided by operating activities for the six months ended June 30, 2014 of approximately $1,433,000, and includes a net loss of approximately $663,000 and depreciation and amortization expenses of approximately $3,039,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $845,000. This compares to the six months ended June 30, 2013 where cash was provided by operating activities of approximately $1,161,000, and includes a net loss of approximately $387,000 and depreciation and amortization expenses of approximately $2,275,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $170,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2014 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $4,000,000 or more during the remainder of 2014, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At June 30, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,065,000. Bank accounts are federally insured up to $250,000. At June 30, 2014, the total cash bank balance was as follows:

At June 30, 2014	Amount
Total bank balance	$4,065,000
FDIC insured	(250,000)
Uninsured amount	$3,815,000

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

As of June 30, 2014, we had future minimum rentals on non-cancelable operating leases of approximately $2,840,000 for the balance of the year ending December 31, 2014 and approximately $6,225,000 thereafter.

As of June 30, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $36,000 for the balance of the year ending December 31, 2014 and approximately $210,000 thereafter.

As of June 30, 2014, our non-recourse debt was approximately $2,955,000 with interest rates ranging from 1.6% through 4.85% and is payable through December 2017.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Lease Revenue

Our lease revenue increased to approximately $1,621,000 for the three months ended June 30, 2014, from approximately $1,430,000 for the three months ended June 30, 2013. This increase was primarily due the acquisition of new lease agreements and the associated increase in lease revenue.

The Partnership had 118 active operating leases that generated lease revenue of approximately $1,621,000 for the three months ended June 30, 2014. The Partnership had 78 active operating leases that generated lease revenue of approximately $1,430,000 for the three months ended June 30, 2013. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended June 30, 2014, the Partnership did not have any equipment sales.  For the three months ended June 30, 2013, the Partnership sold equipment with a net book value of approximately $197,000 for a net loss of approximately $25,000. The decrease in the loss on the sale of equipment is primarily a result of an early buyout by a lessee during the three months ended June 30, 2013, which resulted in an overall loss on the sale of equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $330,000 for the three months ended June 30, 2014, from approximately $298,000 for the three months ended June 30, 2013. This increase is primarily due to an increase in legal fees and other LP expenses charged by CCC for the administration of the Partnership, partially offset by a decrease in accounting fees.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $81,000 for the three months ended June 30, 2014 from approximately $73,000 for the three months ended June 30, 2013. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2014 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,505,000 for the three months ended June 30, 2014, from approximately $1,155,000 for the three months ended June 30, 2013. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net (Loss)

For the three months ended June 30, 2014, we recognized revenue of approximately $1,627,000 and expenses of approximately $1,946,000, resulting in a net loss of approximately $319,000. For the three months ended June 30, 2013, we recognized revenue of approximately $1,435,000 and expenses of approximately $1,625,000, resulting in a net loss of approximately $190,000. This net (loss) is primarily due to the changes in revenue and expenses as described above.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Lease Revenue

Our lease revenue increased to approximately $3,481,000 for the six months ended June 30, 2014, from approximately $2,739,000 for the six months ended June 30, 2013. This increase was primarily due the acquisition of new lease agreements.

The Partnership had 123 active operating leases that generated lease revenue of approximately $3,481,000 for the six months ended June 30, 2014. The Partnership had 78 active operating leases that generated lease revenue of approximately $2,739,000 for the six months ended June 30, 2013. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the six months ended June 30, 2014, the Partnership sold equipment, held under operating leases, with a net book value of approximately $381,000 for a net loss of approximately $201,000. For the six months ended June 30, 2013, the Partnership sold equipment, held under operating leases, with a net book value of approximately $210,000 for a net loss of approximately $29,000. The increase in net loss on the sale of equipment is primarily due to an early buyout by a lessee that occurred during the six months ended June 30, 2014.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $705,000 for the six months ended June 30, 2014, from approximately $620,000 for the six months ended June 30, 2013. This increase is primarily due to an increase in legal fees, accounting fees, and other LP expense charged by CCC for the administration of the Partnership for the first three months of the six month period.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $175,000 for the six months ended June 30, 2014 from approximately $140,000 for the six months ended June 30, 2013. This increase is consistent with the increase in lease volume and revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2014 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $3,039,000 for the six months ended June 30, 2014, from approximately $2,275,000 for the six months ended June 30, 2013. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net (Loss)

For the six months ended June 30, 2014, we recognized revenue of approximately $3,501,000 and expenses of approximately $4,164,000, resulting in a net loss of approximately $663,000. For the six months ended June 30, 2013, we recognized revenue of approximately $2,756,000 and expenses of approximately $3,143,000, resulting in a net loss of approximately $387,000. This net (loss) is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013. The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations.  In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation of expenses, which procedures have been in effect since 2012. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer