Form 10-Q
period 2014-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2014-11-17
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-156357

COMMONWEALTH INCOME & GROWTH FUND VII, LP

(Exact name of registrant as specified in its charter)

Pennsylvania	26-3733264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17755 US Highway 19 North

Suite 400

Clearwater, FL 33764

(Address, including zip code, of principal executive offices)

(877) 654-1500

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

FORM 10-Q

SEPTEMBER 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)
	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	3,222,844	5,287,349
Lease income receivable	105,633	109,271
Accounts receivable, Commonwealth Capital Corp., net	1,285,858	874,889
Other receivables	44,683	110,922
Prepaid expenses	9,514	1,364
	4,668,532	6,383,795

Net investment in finance leases	522,779	99,019

Equipment, at cost	25,157,834	22,340,138
Accumulated depreciation	(12,755,606)	(8,906,007)
	12,402,228	13,434,131

Equipment acquisition costs and deferred expenses, net of accumulated
amortization of approximately $386,000 and $391,000 at September 30, 2014 and December 31, 2013, respectively	429,347	459,167
Prepaid acquisition fees	163,993	223,867
	593,340	683,034

Total Assets	18,186,879	20,599,979

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	73,226	79,613
Accounts payable, CIGF, Inc.	47,805	93,576
Other accrued expenses	93,272	1,331,813
Unearned lease income	237,116	164,299
Notes payable	3,382,946	1,542,920
Total Liabilities	3,834,365	3,212,221

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	14,351,464	17,386,708
Total Partners' Capital	14,352,514	17,387,758

Total Liabilities and Partners' Capital	18,186,879	20,599,979
see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Lease	1,650,867	1,339,437	5,131,492	4,078,124
Interest and other	6,397	7,342	27,240	24,648
Gain on sale of equipment	931	-	-	-
Total revenue	1,658,195	1,346,779	5,158,732	4,102,772

Expenses
Operating, excluding depreciation	339,750	268,178	1,044,429	888,053
Equipment management fee, General Partner	83,009	66,998	257,568	207,480
Interest	29,480	3,826	74,985	13,596
Depreciation	1,488,569	1,179,203	4,387,922	3,339,737
Amortization of equipment acquisition costs and deferred expenses	70,336	58,956	209,997	173,432
Loss on sale of equipment	-	26,884	200,216	55,992
Loss on sale of investment in finance leases	-	-	-	68,551
Total expenses	2,011,144	1,604,045	6,175,117	4,746,841

Net loss	(352,949)	(257,266)	(1,016,385)	(644,069)

Net loss allocated to Limited Partners	(359,635)	(263,960)	(1,036,446)	(664,140)

Net loss per equivalent Limited Partnership unit	(0.23)	(0.17)	(0.66)	(0.42)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,449	1,572,900	1,572,748	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,572,900	$ 1,050	$ 17,386,708	$ 17,387,758
Net income (loss)	-	-	20,061	(1,036,446)	(1,016,385)
Redemption	-	(1,200)	-	(12,799)	(12,799)
Distributions	-	-	(20,061)	(1,985,999)	(2,006,060)
Balance, September 30, 2014	50	1,571,700	$ 1,050	$ 14,351,464	$ 14,352,514

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013

Net cash provided by operating activities	$1,934,419	$2,165,439

Cash flows from investing activities
Capital Expenditures	(1,626,592)	(3,915,219)
Purchase of finance leases	(446,572)	(32,157)
Payments received from finance leases	50,432	1,534
Equipment acquisition fees, General Partner	(107,471)	(14,353)
Net proceeds from the sale of finance leases	-	338,078
Net proceeds from the sale of equipment	180,832	264,864
Net cash used in investing activities	(1,949,371)	(3,357,253)

Cash flows from financing activities
Distributions to partners	(2,006,060)	(2,006,575)
Redemption	(12,799)	-
Debt placement fee paid to the General Partner	(30,694)	(2,823)
Net cash used in financing activities	(2,049,553)	(2,009,398)

Net decrease in cash and cash equivalents	(2,064,505)	(3,201,212)

Cash and cash equivalents beginning of period	5,287,349	9,099,947

Cash and cash equivalents end of period	$3,222,844	$5,898,735

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,227,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash bank balance was as follows:

At September 30, 2014	Amount
Total bank balance	$3,227,000
FDIC insured	(250,000)
Uninsured amount	$2,977,000

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees of approximately $3,000 were incurred for the nine months ended September 30, 2013.  For the nine months ended September 30, 2013, remarketing fees were paid with cash or netted against receivables due from such parties in the amount of $5,000.  For the nine months ended September 30, 2014, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2014 was approximately $8,570,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2014 was approximately $1,801,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2014 was approximately $20,706,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2014 was approximately $3,979,000.

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

During the nine months ended September 30, 2014, due to an early buyout, the Partnership sold equipment held under operating leases. The lessee that purchased the equipment, as a part of the terms of the sale agreement, paid the Partnership the future rentals due at the time of the sale. The lessee paid approximately $245,000 in future rentals due. The net book value of the equipment sold was approximately $335,000. The net loss on the sale of equipment was approximately $207,000.

Finance Leases:

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2014:

Amount
Three Months ended December 31, 2014	$1,630,000
Year ended December 31, 2015	5,057,000
Year ended December 31, 2016	2,018,000
Year ended December 31, 2017	384,000
Year ended December 31, 2018	3,000
$9,092,000

The following lists the components of the net investment in direct financing leases at September 30, 2014:

Amount
Total minimum lease payments to be received	$503,000
Initial direct costs	18,000
Estimated residual value of leased equipment (unguaranteed)	60,000
Less: unearned income	(58,000)
Net investment in direct finance leases	$523,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	41%
Moderate	59%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of September 30, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The Partnership’s share of the net investment in finance leases in which it participates with other companies at September 30, 2014 was approximately $215,000 and is included on its balance sheet. The total net investment in finance leases shared by the Partnership with other companies at September 30, 2014 was approximately $430,000.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2014:

Amount
Three Months ended December 31, 2014	$35,000
Year ended December 31, 2015	140,000
Year ended December 31, 2016	140,000
Year ended December 31, 2017	134,000
Year ended December 31, 2018	54,000
$503,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2014, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2014 and 2013, Other LP expense of approximately $510,000 and $497,000 was charged to the Partnership, respectively.

	$1,037,000	$881,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2014, the remaining balance of prepaid acquisition fees was approximately $164,000, which is expected to be earned in future periods.	$149,000	$168,000

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

	$31,000	$3,000

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

	$258,000	$207,000

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

	$6,000	$8,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2014	December 31, 2013
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	$-	$30,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	-	87,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, with final payment in November 2014	9,000	35,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	40,000	69,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest, with final payment in November 2015	244,000	-
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	274,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	166,000	234,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	76,000	107,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	256,000	383,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	197,000	294,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	363,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	205,000	304,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	192,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	160,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	51,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest; with final payment in May 2017	660,000	-
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	263,000	-
Installment notes payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	144,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	83,000	-

	$3,383,000	$1,543,000

The notes are secured by specific equipment with a carrying value of approximately $3,956,000 as of September 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2014 are as follows:

Amount
Three months ended December 31, 2014	$467,000
Year ended December 31, 2015	1,615,000
Year ended December 31, 2016	1,075,000
Year ended December 31, 2017	226,000
$3,383,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,229,000	$246,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2014	2013
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$60,000	$155,000
Debt assumed in connection with purchase of equipment	$2,110,000	$282,000
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$959,000	$-

During the nine months ended September 30, 2014 and 2013, the Partnership wrote off fully amortized acquisition and finance fees of approximately $215,000 and $97,000, respectively.

During the nine months ended September 30, 2013, the Partnership wrote-off credit losses against the net investment in finance leases of approximately $32,000.  During the nine months ended September 30, 2014, there were no credit loss write-offs.

During the nine months ended September 30, 2014, the Partnership wrote off fully depreciated equipment of approximately $24,000.

7. Commitments and Contingencies

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.  The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $827 billion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 21% from new business volume in September 2013. Month over month, new business volume was up 31% from August. Year to date, cumulative new business volume increased 8% compared to 2013. Receivables over 30 days decreased from the previous month to 1.0%, and were up slightly from .09% in the same period in 2013. Charge-offs were unchanged for the sixth consecutive month at an all-time low of 0.2%. Credit approvals totaled 79.7% in September, relatively unchanged from the previous month. Total headcount for equipment finance companies was up 1.1% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 60.4, slightly better than the September index of 60.2, with survey participants indicating increasing or consistent demand tempered by U.S. economic concerns.

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

REVENUE RECOGNITION

Through September 30, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.  Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  For the nine months ended September 30, 2014, the Partnership recognized revenue from early termination of leases of approximately $181,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2014 were provided by operating activities of approximately $1,934,000, net proceeds from the sale of equipment held under operating leases of approximately $181,000 and payments from finance leases of approximately $50,000, compared to the nine months ended September 30, 2013 where our primary sources of cash were provided by operating activities of approximately $2,165,000, net proceeds from the sale of finance leases of approximately $338,000 and net proceeds from the sale of equipment held under operating leases of approximately $265,000.

Our primary uses of cash for the nine months ended September 30, 2014 were for the purchase of new equipment of approximately $1,627,000, purchase of finance leases of approximately $447,000 and distributions to partners of approximately $2,006,000. For the nine months ended September 30, 2013, our primary uses of cash were for the purchase of new equipment of approximately $3,915,000 and distributions to partners of approximately $2,007,000.

Cash was provided by operating activities for the nine months ended September 30, 2014 of approximately $1,934,000, and includes a net loss of approximately $1,016,000 and depreciation and amortization expenses of approximately $4,598,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,229,000 and a net loss on the sale of equipment held under operating leases of approximately $200,000.  This compares to the nine months ended September 30, 2013 where cash was provided by operating activities of approximately $2,165,000, and includes a net loss of approximately $644,000 and depreciation and amortization expenses of approximately $3,513,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $246,000, a net loss on the sale of equipment held under operating leases of approximately $56,000 and a net loss on the sale of an investment in finance leases of approximately $69,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2014 as management focuses on additional equipment acquisitions and funding limited partner distributions.  We intend to invest approximately $2,500,000 or more during the remainder of 2014, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,227,000. Bank accounts are federally insured up to $250,000. At September 30, 2014, the total cash bank balance was as follows:

At September 30, 2014	Amount
Total bank balance	$3,227,000
FDIC insured	(250,000)
Uninsured amount	$2,977,000

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

As of September 30, 2014, we had future minimum rentals on non-cancelable operating leases of approximately $1,630,000 for the balance of the year ending December 31, 2014 and approximately $7,462,000 thereafter.

As of September 30, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $35,000 for the balance of the year ending December 31, 2014 and approximately $468,000 thereafter.

As of September 30, 2014, our non-recourse debt was approximately $3,383,000 with interest rates ranging from 1.60% through 4.85% and is payable through December 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Lease Revenue

Our lease revenue increased to approximately $1,651,000 for the three months ended September 30, 2014, from approximately $1,339,000 for the three months ended September 30, 2013.

The Partnership had 124 active operating leases as of September 30, 2014 that generated lease revenue for the three months ended September 30, 2014.  The Partnership had 85 active operating leases as of September 30, 2013 that generated lease revenue for the three months ended September 30, 2013.  Lease volume increased during the three months ended September 30, 2014 due to the additions of new leases into the Partnership, partially offset by the buy-out of certain operating leases. Management expects to continue to add new leases to the Partnership’s portfolio. We expect increases in portfolio size to increase aggregate lease income.

Sale of Equipment

For the three months ended September 30, 2014, the Partnership sold equipment, held under operating leases, with a zero net book value for a net gain of approximately $1,000.  For the three months ended September 30, 2013, the Partnership sold equipment, held under operating leases, with a net book value of approximately $111,000 for a net loss of approximately $27,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $340,000 for the three months ended September 30, 2014, from approximately $268,000 for the three months ended September 30, 2013. This increase is primarily due to increases in legal and accounting fees as a result of a FINRA review.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $83,000 for the three months ended September 30, 2014 from approximately $67,000 for the three months ended September 30, 2013. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2014 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,559,000 for the three months ended September 30, 2014, from approximately $1,238,000 for the three months ended September 30, 2013. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Loss

For the three months ended September 30, 2014, we recognized revenue of approximately $1,658,000 and expenses of approximately $2,011,000, resulting in a net loss of approximately $353,000.  For the three months ended September 30, 2013, we recognized revenue of approximately $1,347,000 and expenses of approximately $1,604,000, resulting in a net loss of approximately $257,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Lease Revenue

Our lease revenue increased to approximately $5,131,000 for the nine months ended September 30, 2014, from approximately $4,078,000 for the nine months ended September 30, 2013.

The Partnership had 138 active operating leases as of September 30, 2014 that generated lease revenue for the nine months ended September 30, 2014.  The Partnership had 86 active operating leases as of September 30, 2013 that generated lease revenue for the nine months ended September 30, 2013.  Lease volume increased during the nine months ended September 30, 2014 due to the additions of new leases into the Partnership, partially offset by the buy-out of certain operating leases. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014. We expect increases in portfolio size to increase aggregate lease income.

Sale of Finance Leases

For the nine months ended September 30, 2014, the Partnership had no sales of finance leases.  For the nine months ended September 30, 2013, the Partnership sold its investments in finance leases for a net loss of approximately $69,000. This net loss on the sale of finance leases is primarily due to the buy-out reached with the significant lessee.

Sale of Equipment

For the nine months ended September 30, 2014, the Partnership sold equipment, held under operating leases, with a net book value of approximately $381,000 for a net loss of approximately $200,000. For the nine months ended September 30, 2013, the Partnership sold equipment, held under operating leases, with a net book value of approximately $321,000 for a net loss of approximately $56,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $1,044,000 for the nine months ended September 30, 2014, from approximately $888,000 for the nine months ended September 30, 2013.  This increase is primarily due to increases in legal and accounting fees as a result of a FINRA review.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $258,000 for the nine months ended September 30, 2014 from approximately $207,000 for the nine months ended September 30, 2013. This increase is consistent with the increase in lease revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the remainder of 2014 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $4,598,000 for the nine months ended September 30, 2014, from approximately $3,513,000 for the nine months ended September 30, 2013. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Net Loss

For the nine months ended September 30, 2014, we recognized revenue of approximately $5,159,000 and expenses of approximately $6,175,000, resulting in a net loss of approximately $1,016,000.  For the nine months ended September 30, 2013, we recognized revenue of approximately $4,103,000 and expenses of approximately $4,747,000, resulting in a net loss of approximately $644,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013.  Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.  The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer