Form 10-K
period 2014-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2015-04-15
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 or

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

DECEMBER 31, 2014

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

As of December 31, 2014, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2014, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2014, the Partnership has acquired a diversified equipment portfolio, which it has leased to 16 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2014 are as follows:

Equipment Category	Approximate %
Blade Servers	7%
Canon Multifunction Centers	8%
Dell Servers/Small IBM Servers/Other	28%
High End IBM Servers	13%
High End Sun Servers	21%
Inventory Control Systems	4%
Laptops	7%
Medical	12%
Total	100%

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

•

Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the present value of the equipment during the lease term.

•

A conditional sales contract generally provides that the non-cancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment. Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.

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

As of December 31, 2014, all leases that have been entered into are “triple net leases.”  Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the year ended December 31, 2014, no remarketing fees were incurred or paid. For the year ended December 31, 2013, approximately $3,000 of remarketing fees was incurred and approximately $5,000 of remarketing fees were paid with cash or netted against receivables due from such parties.

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

Our focus is on Tier 1 (Tier 1 is defined as a large and well-known vendor, often enjoying national or international recognition and acceptance. Tier 1 vendors may be both manufacturers and value-added resellers) information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000. We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions. Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee. Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.

Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2014, the Partnership’s aggregate nonrecourse outstanding debt of approximately $3,606,000 was approximately 14% of the aggregate cost of the equipment owned. The notes are secured by specific equipment with a carrying value of approximately $5,061,000 at December 31, 2014 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings in general. As of December 31, 2014, the Partnership had exercised this option one time.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the

Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2014 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2014, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin the liquidation phase approximately 10 years after commencement of operations. Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2021, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions.

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

Through February 9, 2015 the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	High Vol & Spec Printers	36	$ 259,706
Alliant Techsystems, Inc.	Industrial Precision	48	$ 115,038
Alliant Techsystems, Inc.	Desktops - Tier 1	44	$ 61,269
Alliant Techsystems, Inc.	Laptops	35	$ 147,241
Alliant Techsystems, Inc.	Multifunction Centers	36	$ 343,363
Alliant Techsystems, Inc.	Multifunction Centers	36	$ 312,186
Alliant Techsystems, Inc.	Desktops - Tier 1	22	$ 18,035
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 12,265
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 17,207
American Reprographics Company, L.L.C.	Konica Multifunction Centers	48	$ 18,859
American Reprographics Company, L.L.C.	High Vol & Spec Printers	36	$ 12,265
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 8,314
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 34,267
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 12,995
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 29,970
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 31,280
American Reprographics Company, L.L.C.	Ricoh Multifunction Centers	48	$ 7,875
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 4,851

American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 34,068
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,232
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 2,442
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,901
American Reprographics Company, L.L.C.	Scanners	48	$ 6,100
American Reprographics Company, L.L.C.	Scanners	36	$ 21,337
American Reprographics Company, L.L.C.	Multifunction Centers	36	$ 12,092
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 15,959
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,114
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 21,600
Automatic Data Processing, Inc. (ADP)	Blade Servers	36	$ 357,432
Automatic Data Processing, Inc. (ADP)	Blade Servers	36	$ 190,249
Cargill, Inc	Canon Multifunction Centers	36	$ 62,594
Cummins Inc.	Small IBM Servers	12	$ 14,628
Cummins Inc.	High End Sun Servers	12	$ 324,851
Cummins Inc.	High Vol & Spec Printers	36	$ 19,886
Cummins Inc.	Small IBM Servers	12	$ 34,762
Cummins Inc.	Small IBM Servers	12	$ 5,405
Cummins Inc.	Small IBM Servers	12	$ 5,405
Cummins Inc.	Small IBM Servers	12	$ 75,195
Cummins Inc.	High Vol & Spec Printers	36	$ 18,882
Cummins Inc.	High Vol & Spec Printers	36	$ 15,513
Cummins Inc.	High Vol & Spec Printers	36	$ 44,535
Cummins Inc.	High End IBM Servers	12	$ 770,536
Cummins Inc.	High Vol & Spec Printers	36	$ 12,128
Cummins Inc.	Small IBM Servers	12	$ 3,969
Cummins Inc.	Small IBM Servers	12	$ 18,560
Cummins Inc.	Small IBM Servers	12	$ 4,479
Cummins Inc.	Small IBM Servers	12	$ 4,479
Cummins Inc.	Small IBM Servers	12	$ 13,399
Cummins Inc.	High Vol & Spec Printers	36	$ 7,685
Cummins Inc.	Small IBM Servers	12	$ 14,696
Cummins Inc.	Small IBM Servers	12	$ 8,530
Cummins Inc.	Small IBM Servers	12	$ 2,935
Hofstra University	Desktops - Tier 1	48	$ 214,944
Raytheon Company	Laptops	12	$ 214,846
Texas Instruments	Dell Servers	24	$ 295,420
Texas Instruments	Dell Servers	24	$ 548,880
UGI Utilities	Blade Servers	36	$ 29,280
UGI Utilities	Small IBM Servers	36	$ 162,134
UGI Utilities	Small IBM Servers	36	$ 12,318
UGI Utilities	Small IBM Servers	36	$ 16,714
UGI Utilities	Small IBM Servers	36	$ 9,305

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

(b)	invest in or underwrite the securities of other issuers;

(c)	acquire any equipment for units;

(d)

issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of equipment or the Partnership’s business shall not be deemed to be the issuance of senior securities);

(e)	make loans to any person, including the General Partner or any of its affiliates, except to the extent a conditional sales contract constitutes a loan;

(f)	sell or lease any equipment to, lease any equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its affiliates; or

(g)	give the General Partner or any of its affiliates an exclusive right or employment to sell the Partnership’s equipment.

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

EMPLOYEES

The Partnership had no employees during 2014 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 56 employees as of December 31, 2014.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation process for expenses, which procedures have been in effect since 2012, and have been reviewed without objection in three succeeding FINRA annual inspections to date. In May 2014, a hearing was conducted before a FINRA panel. That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As noted above, during the same three year period (2009-2011), CCC and Ms. Springsteen-Abbott voluntarily provided approximately $2,300,000 to the Funds  through capital contributions, waiver of fees and forgiveness of reimbursable expenses, as well as voluntarily absorbed 10% of all expenses that would otherwise have been allocable to the Funds. Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal. Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 931. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  No adjustments were made to these financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2014, there were 981 unit holders. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the year ended December 31, 2014 limited partners redeemed 1,200 units of the partnership for a total redemption price of approximately $13,000 in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2013 there were no limited partner redemptions.

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

Distributions were paid to the Limited Partners for the years ended December 31, 2014 and 2013 as follows:

Quarter Ended	2014	2013
March 31	$662,000	$662,000
June 30	662,000	662,000
September 30	662,000	662,000
December 31	662,000	662,000
	$2,648,000	$2,648,000

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

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment. We offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on November 13, 2009 (the “Offering”). We reached the minimum offering amount, broke escrow and commenced operations on March 31, 2010. A total of 1,572,900 units were sold in the offering, for a total of approximately $31,432,000 in limited partner contributions.

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for December was $12.9 billion, up 20% from new business volume in December 2013. In a typical end-of-year spike, their new business volume was up 90% from November volume of $6.8 billion. Cumulative new business volume for 2014 rose 8% over 2013. Receivables over 30 days were unchanged from the previous month and from the same period in 2013 at 1%.

Charge-offs were unchanged for the ninth consecutive month at an all-time low of 0.2%. Credit approvals totaled 78.6% in December, a slight decrease from 79.1% the previous month. Total headcount for equipment finance companies was up 0.5% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 66.1, an increase from the December index of 63.4 and the highest level in the last three years.

ELFA President and CEO William G. Sutton, CAE, said: "Despite a very volatile Q4 equities market, the U.S. economy ended the year in a strong position, evidenced by lower unemployment, continued healing in the housing market, gas prices that seem to be declining almost daily, and robust consumer spending. Against this backdrop, C&I lending picked up as commercial businesses made significant investments in plant and equipment. Despite the typical end-of-year seasonal spike, December's MLFI-25 statistics enter record territory: the 20% increase in year-over-year new business volume was one of the largest December increases in the history of the MLFI-25. Add to this healthy credit markets and the equipment finance industry appears poised for the breakout performance industry observers have been waiting for. We hope that this momentum will carry forward into 2015.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. During 2014 we continued to experience a modest strengthening in the global economy. As we move into 2015 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution. It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

For the year ended December 31, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs.  CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2014, were cash provided by operating activities of approximately $2,731,000, payments from finance leases of approximately $86,000 and net proceeds from the sale of equipment of approximately $184,000. Our primary sources of cash for the year ended December 31, 2013, were cash provided by operating activities of approximately $3,338,000, net proceeds from the sale of finance leases due to an early buyout of approximately $338,000 and net proceeds from the sale of equipment of approximately $265,000.

Our primary uses of cash for the year ended December 31, 2014 were for capital expenditures of approximately $1,783,000, equipment acquisition fees paid to the General Partner of approximately $141,000, distributions to partners of approximately $2,674,000 and the purchase of finance leases of approximately $463,000. Our primary uses of cash for the year ended December 31, 2013 were for capital expenditures of approximately $4,850,000, equipment acquisition fees paid to the General Partner of approximately $121,000, distributions to partners of approximately $2,675,000 and the purchase of finance leases of approximately $99,000. Capital expenditures are expected to continue to increase overall during 2015 as management focuses on additional equipment acquisitions. We intend to invest approximately $15,000,000 in additional equipment during 2015.

For the year ended December 31, 2014 cash was provided by operating activities of approximately $2,731,000 which includes a net loss of approximately $1,750,000 and depreciation and amortization expense of approximately $6,735,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,707,000 and earned interest on finance leases of approximately $20,000. For the year ended December 31, 2013 cash was provided by operating activities of approximately $3,338,000 which includes a net loss of approximately $953,000 and depreciation and amortization expense of approximately $5,002,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $393,000 and earned interest on finance leases of approximately $11,000.

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

At December 31, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,188,000. Bank accounts are federally insured up to $250,000 by the FDIC at December 31, 2014. At December 31, 2014, the total cash bank balance was as follows:

Balance at December 31	2014
Total bank balance	$3,188,000
FDIC insured	(250,000)
Uninsured amount	$2,938,000

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

The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2015 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates. Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2014.

As of December 31, 2014, we had future minimum rentals on non-cancellable operating leases of approximately $5,424,000 for 2015 and approximately $2,887,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2014, we had future minimum rentals on non-cancellable finance leases of approximately $144,000 for 2015 and approximately $340,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2014 was approximately $3,606,000 with interest rates ranging from 1.60% to 4.85% which will be payable through December 2017. We assumed debt in connection with the purchase of computer equipment of approximately $2,812,000 during 2014. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2015, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $8,928,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $1,799,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $21,421,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $3,928,000. As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2015, as the Partnership builds its portfolio.

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

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, Commonwealth, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000 with the Partnership’s share representing, $1,025,000.  On April 2, 2015 Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000. The Partnership’s share is approximately $1,051,000.

In total, the Funds expect to receive approximately $13,200,000 from the shared investment in the MLA, the settlement agreement and the sale of equipment for approximately $10,000,000 of original equipment cost as is detailed in the table below:

	Master Lease Agreement	Commonwealth Income & Growth Fund VII
Lease payments (2013-2014)	$ 6,300,000	$ 1,938,000
Proceeds from the sale of equipment (2015)	3,400,000	1,025,000
Settlement proceeds (2015)	3,500,000	1,051,000
Total	$ 13,200,000	$ 4,014,000
Original Equipment Purchase Price	$ 10,000,000	$ 3,056,000

RESULTS FROM OPERATIONS

For the year ended December 31, 2014, we recognized revenue of approximately $6,874,000, expenses of approximately $8,739,000, and a gain from insurance recovery of approximately $115,000, resulting in net loss of approximately $1,750,000. The net loss is primarily due to increases in depreciation expense, interest expense and equipment management fees associated with a growing portfolio of equipment.  There was a loss on sale of equipment, an insurance recovery and an increase in operating expenses as discussed below.  For the year ended December 31, 2013, we recognized revenue of approximately $5,619,000 and expenses of approximately $6,572,000 resulting in net loss of approximately $953,000.

The Partnership had 162 active operating leases that generated lease revenue of approximately $6,840,000 for the year ended December 31, 2014 and had 119 active operating leases that generated lease revenue of approximately $5,589,000 for the year ended December 31, 2013. Management expects to continue to add new leases to our portfolio throughout 2015. We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates. The Partnership is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 69% servers/other produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. There are three lessees that accounted for 26%, 16% and 14% of lease revenue for the year ended December 31, 2014, respectively.

For the years ended December 31, 2014 and 2013, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 4 of the financial statements. These expenses were approximately $1,354,000 and $1,143,000, respectively. This increase in expense is consistent with the increase in portfolio size.  The increase in operating expense was primarily due to increases in legal and accounting fees as a result of a FINRA review and reimbursable expenses charged by CCC.  Legal fees for the year ended December 31, 2014 were approximately $170,000 as compared to $94,000 for the year ended December 31, 2013.

For the year ended December 31, 2014, the Partnership recorded a gain of approximately $115,000 for an insurance recovery under the Partnership’s Officers’ and Directors’ insurance policy related to legal fees incurred in connection with the FINRA review.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the years ended December 31, 2014 and 2013, equipment management fees were approximately $344,000 and $283,000 which is consistent with the increase in lease volume and revenue. Equipment management fees are expected to increase throughout 2015 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs.  For the years ended December 31, 2014 and 2013, these expenses were approximately $6,735,000 and $5,002,000.  This increase is primarily attributable to the acquisition of new equipment during 2014 and an impairment charge.  The Partnership recorded an impairment charge of approximately $503,000 and $91,000 at December 31, 2014 and 2013, respectively.  The 2014 impairment charge was related to the ALSC default.

For the year ended December 31, 2014 and 2013, the Partnership recorded a loss on the sale of equipment of approximately $197,000 and $56,000, respectively.

Net loss was approximately $1,750,000 for the year ended December 31, 2014. The net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $953,000 for the year ended December 31, 2013.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2014 and 2013, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2014, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

ITEM 9B: OTHER INFORMATION

NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE GENERAL

The Partnership does not have any Directors or executive officers.  Rather, it is managed by the Manager. The directors and officers of the Manager are required to spend only such time on Partnership affairs as is necessary for the proper conduct of Partnership business. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership. The Manager reserves the right to determine now and in the future which personnel are deemed control persons and, therefore would not seek reimbursement for personnel costs related to such persons. It is not intended that every person who carries a title such as director, vice president, executive vice president, senior vice president, manager, secretary, controller or treasurer or who holds a 5% equity interest be considered a Controlling Person.

The Board of Directors of the Sponsor has established an Executive Committee, and the operations of the Manager are effectively controlled by the Executive Committee of the Sponsor. The Executive Committee has functional control over all day-to-day activities of the Sponsor and effectively the Manager. Currently, Kimberly A. Springsteen-Abbott and Henry J. Abbott are the members of the Executive Committee. Kimberly A. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp., and thus retains ultimate control of all Commonwealth entities through her ability to elect, remove and replace directors. Prior to mid-2011, only Ms. Springsteen-Abbott was considered a controlling person of the Commonwealth-sponsored equipment funds and Mr. Abbott is currently a controlling person with respect to the equipment funds as well, with the goal being that Executive Committee membership will be indicative of control over the income funds as well as the Sponsor. For purposes of our financial operations, we do not currently consider any other employees to be control persons, and do not expect to do so in the foreseeable future.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VI and is the manager of several private entities. The principal business office of the General Partner is 17755 US Highway 19 North, Suite 400, Clearwater, FL 33764 and its telephone number is (877) 654-1500. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 55, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers, REISA and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 64, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina , age 43, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 66, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 74, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July

1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 49, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

Mark Hershenson, age 49, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 52, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and as Senior Vice President in December 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2014	AMOUNT INCURRED DURING 2013

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2014, the remaining balance of prepaid acquisition fees was approximately $162,000, which will be earned in future periods. As of December 31, 2014, equipment acquisition fees earned for operating and finance leases was approximately $184,000 and $18,000, respectively.	$202,000	$302,000
The General Partner and its Affiliates

Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner, not including costs of the control persons, as defined in Item 10, in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2014 and 2013, the Partnership was charged approximately $717,000 and $629,000 in other LP expense, respectively.

		$1,201,000	$1,128,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$38,000	$14,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$344,000	$283,000

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

		$6,000	$8,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$27,000	$27,000

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

“Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statutes.

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

“Full Payout Net Lease” means an initial net lease of the equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the net lease) during the initial non-cancelable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the equipment are at least sufficient to recover the purchase price of the equipment.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $101,000 and $95,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2014 or 2013 besides fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 15, 2015 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2015:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund VII

Financial Statements

For the years ended December 31, 2014 and 2013

Commonwealth Income & Growth Fund VII

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund VII

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2014 and 2013 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

April 15, 2015

Commonwealth Income & Growth Fund VII

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$3,177,323	$5,287,349
Lease income receivable	407,374	109,271
Accounts receivable, Commonwealth Capital Corp., net	1,075,679	874,889
Other receivables	1,867	110,922
Prepaid expenses	6,152	1,364
	4,668,395	6,383,795

Net investment in finance leases	508,871	99,019

Equipment, at cost	25,296,684	22,340,138
Accumulated depreciation	(14,102,115)	(8,906,007)
	11,194,569	13,434,131
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $445,000 and $391,000 at December 31, 2014 and 2013, respectively	398,270	459,167
Prepaid acquisition fees	162,085	223,867
	560,355	683,034

Total Assets	$16,932,190	$20,599,979

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$116,404	$79,613
Accounts payable, CIGF, Inc.	30,504	93,576
Other accrued expenses	3,477	1,331,813
Unearned lease income	224,687	164,299
Notes payable	3,606,341	1,542,920
Total Liabilities	3,981,413	3,212,221

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	12,949,727	17,386,708
Total Partners' Capital	12,950,777	17,387,758

Total Liabilities and Partners' Capital	$16,932,190	$20,599,979

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII

Statements of Operations

	2014	2013
Revenue
Lease	$6,839,957	$5,589,389
Interest and other	34,067	29,787
Total revenue	6,874,024	5,619,176

Expenses
Operating, excluding depreciation	1,353,873	1,143,470
Equipment management fee, General Partner	343,718	283,119
Interest	108,603	18,437
Depreciation	6,453,003	4,762,109
Amortization of equipment acquisition costs, deferred expenses and initial direct costs	282,399	240,313
Loss on sale of investment in finance leases	-	68,551
Loss on sale of equipment	197,233	55,992
Total expenses	8,738,829	6,571,991

Other income (loss)
Gain from insurance recovery	115,030	-
Total other income (loss)	115,030	-

Net loss	$(1,749,775)	$(952,815)

Net loss allocated to limited partners	$(1,776,519)	$(979,565)

Net loss per equivalent limited partnership unit	$(1.13)	$(0.62)

Weighted average number of equivalent limited partnership units outstanding during the period	1,572,484	1,572,900

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,572,900	$1,050	$21,014,548	$21,015,598
Net income (loss)	-	-	26,750	(979,565)	(952,815)
Distributions	-	-	(26,750)	(2,648,275)	(2,675,025)
Balance, December 31, 2013	50	1,572,900	$1,050	$17,386,708	$17,387,758
Net income (loss)	-	-	26,744	(1,776,519)	(1,749,775)
Redemption	-	(1,200)	-	(12,799)	(12,799)
Distributions	-	-	(26,744)	(2,647,663)	(2,674,407)
Balance, December 31, 2014	50	1,571,700	$1,050	$12,949,727	$12,950,777

see accompanying notes to financial statements

Commonwealth Income & Growth Fund VII

Statements of Cash Flows

	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities:
Net loss	$(1,749,775)	$(952,815)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,735,402	5,002,422
Amortization of Initial Direct Costs - Finance Leases	5,435	2,230
Gain on sale of equipment under finance leases	-	68,551
Gain on sale of equipment	197,233	55,992
Other noncash activities included in
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to bank by lessee	(1,707,343)	(392,975)
Earned interest on finance leases	(20,286)	(10,591)
Changes in assets and liabilities
Lease income receivable	(298,103)	(22,366)
Accounts receivable, Commonwealth Capital Corp., net	(200,790)	(191,586)
Other receivables	109,055	(104,922)
Prepaid Expenses	(4,788)	(903)
Accounts payable	36,791	15,328
Accounts payable, CIGF, Inc.	(63,072)	(54,973)
Other accrued expenses	(369,448)	(19,559)
Unearned lease income	60,388	(55,794)
Net cash provided by operating activities	2,730,699	3,338,039

Cash flows from investing activities:
Capital expenditures	(1,782,948)	(4,849,617)
Purchase of finance leases	(462,529)	(99,099)
Payment from finance leases	86,028	5,116
Equipment acquisition fees, General Partner	(140,512)	(121,035)
Net proceeds from the sale of finance leases	-	338,078
Net proceeds from the sale of equipment	184,150	264,864
Net cash used in investing activities	(2,115,811)	(4,461,693)

Cash flows from financing activities:
Redemptions	(12,799)	-
Distributions to partners	(2,674,407)	(2,675,025)
Debt placement fee paid to the General Partner	(37,708)	(13,919)
Net cash used in financing activities	(2,724,914)	(2,688,944)

Net decrease in cash and cash equivalents	(2,110,026)	(3,812,598)
Cash and cash equivalents beginning of period	5,287,349	9,099,947
Cash and cash equivalents end of period	$3,177,323	$5,287,349

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

For the year ended December 31, 2014, limited partners redeemed 1,200 units of partnership interest for a total redemption price of approximately $13,000 in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”) respectively.  For the year ended December 31, 2013, there were no limited partnership units redeemed.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2014 and 2013, cash distributions to limited partners for each quarter were made at a rate of approximately 8.5% of their original contributed capital. Distributions during each of the years ended December 31, 2014 and 2013 were made to limited partners in the amount of approximately $1.68 per unit based on each investor's number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. Fair Value Measurements on a nonrecurring basis as of December 31, 2014 and 2013 are as follows:

	Fair Value as of December 31, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$1,025,000	$-	$1,025,000	$-

	Fair Value as of December 31, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$137,000	$-	$137,000	$-

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis. An impairment charge of approximately $503,000 and $91,000 was recorded for equipment written down to fair value in 2014 and 2013, respectively, as a component of depreciation expense in the accompanying statements of operations. The fair value of equipment was calculated using a market approach for 2014 and 2013. The market approach utilized third party appraisals or comparable sales of similar assets which are inputs classified as level 2 within the fair value hierarchy.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2014 and 2013 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2014 and 2013 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the years ended December 31, 2014 and 2013 were approximately $228,000 and $130,000, respectively.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type. An impairment charge of approximately $503,000 and $91,000 was recorded for equipment written down to fair value in 2014 and 2013, respectively, as a component of depreciation expense in the accompanying statements of operations.

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

At December 31, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,188,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2014 and 2013, the total cash bank balance was as follows:

Balance at December 31	2014	2013
Total bank balance	$3,188,000	$5,296,000
FDIC insured	(250,000)	(250,000)
Uninsured amount	$2,938,000	$5,046,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

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

Net (Loss) Per Equivalent Limited Partnership Unit

The net (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

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

The Partnership recorded an impairment charge of approximately $503,000 and $91,000 at December 31, 2014 and 2013, respectively, as impairment indicators were noted, and is included in depreciation expense in the accompanying financial statements.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.   On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement is approximately $1,051,000 of which $848,000 will be recorded as a gain on termination of leases in 2015.   In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.  In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the sales proceeds is approximately $1,025,000.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the year ended December 31, 2014, no remarketing fees were incurred or paid.  For the year ended December 31, 2013, approximately $3,000 of remarketing fees was incurred and approximately $5,000 of remarketing fees were paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $8,928,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $1,799,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $21,421,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $3,928,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2015, as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at December 31, 2014:

Amount
Year ending December 31, 2015	$5,424,000
Year ending December 31, 2016	2,309,000
Year ending December 31, 2017	575,000
Year ending December 31, 2018	3,000
$8,311,000

Finance Leases:

The following lists the components of the net investment in finance leases at December 31, 2014 and 2013:

December 31,	2014	2013
Total minimum lease payments to be received	$484,000	$99,000
Estimated residual value of leased equipment (unguaranteed)	62,000	12,000
Initial direct costs finance leases	17,000	4,000
Less: unearned income	(54,000)	(16,000)
Net investment in finance leases	$509,000	$99,000

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

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	40%
Moderate	60%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of the year ended December 31, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The Partnership’s share of the net investment in finance leases in which it participates with other companies at year end December 31, 2014 was approximately $215,000 and is included on its balance sheet. The total net investment in finance leases shared by the Partnership with other companies at year end December 31, 2014 was approximately $430,000.

The following is a schedule of future minimum rentals on non-cancelable finance leases at December 31, 2014:

Amount
Year ending December 31, 2015	$144,000
Year ending December 31, 2016	144,000
Year ending December 31, 2017	138,000
Year ending December 31, 2018	58,000
$484,000

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

Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

	2014	2013
Cummins, Inc.	26%	21%
American Laser Skin Care	16%	19%
Aetna Life Insurance	14%	16%

Lessees equal to or exceeding 10% of lease income receivable at December 31:

	2014	2013
American Laser Skin Care	50%	-
Cargill, Inc.	11%	-
Alliant Techsystems	13%	-
Cummins, Inc.	-	24%
HealthCare Services Corp.	-	21%
Aircom International Inc.	-	17%

4. Related Party Transactions

Receivables/Payables

As of December 31, 2014, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

	For the year ended December 31, 2014	For the year ended December 31, 2013
Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the years ended December 31, 2014 and 2013, the Partnership was charged approximately $717,000 and $629,000 in other LP expense, respectively.	$1,201,000	$1,128,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2014, the remaining balance of prepaid acquisition fees was approximately $162,000, which is expected to be earned in future periods. As of December 31, 2014, equipment acquisition fees earned for operating and finance leases was approximately $184,000 and $18,000, respectively.	$202,000	$302,000

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

	$38,000	$14,000

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

	$344,000	$283,000

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

	$6,000	$8,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2014	2013
Installment note payable to bank; interest at 3.95% due in quarterly installments of $30,765, including interest, with final payment in January 2014	$-	$30,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $29,481, including interest, with final payment in September 2014	-	87,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,998, including interest, with final payment in November 2014	-	35,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	30,000	69,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest, with final payment in November 2015	192,000	-

Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	226,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	143,000	234,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	65,000	107,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	226,000	383,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	173,000	294,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	319,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	180,000	304,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	171,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	143,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	46,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments
ranging from $320 to $958, including interest, with final payment in May 2017	15,000	-
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	240,000	-
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	132,000	-
Installment notes payable to bank; interest at 4.85% due in quarterly installments ranging from $23,447 to $25,788, including interest, with final payment in July 2017	558,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in July
2017	548,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	7,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	114,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	78,000	-
	$3,606,000	$1,543,000

The notes are secured by specific technology equipment with a carrying value of approximately $5,061,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2014 are as follows:

Amount
Year ending December 31, 2015	$1,893,000
Year ending December 31, 2016	1,308,000
Year ending December 31, 2017	405,000
$3,606,000

6. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2014	2013
Debt assumed in connection with purchase of technology equipment	$2,812,000	$1,392,000

Debt assumed and satisfaction of accrued expenses in 2014 in connection with acquisition of equipment in 2013	$959,000	$-

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$62,000	$185,000

Accrued expenses incurred in connection with the purchase of technology equipment	$-	$1,315,000

During the years ended December 31, 2014 and 2013, the Partnership wrote off fully amortized acquisition and finance fees of approximately $230,000 and $108,000, respectively.

During the year ended December 31, 2013, the Partnership wrote-off credit losses against the net investment in finance leases of approximately $32,000.  During the year ended December 31, 2014, there were no credit loss write-offs.

During the years ended December 31, 2014 and 2013, the Partnership wrote off fully depreciated equipment of approximately $46,000 and $0, respectively.

During the years ended December 31, 2014 and 2013, the Partnership recorded impairment charges of approximately $503,000 and $91,000, respectively.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 931. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.  For the year ended December 31, 2014, the Partnership recorded a gain of approximately $115,000 for an insurance recovery under the Partnership’s Officers’ and Directors’ insurance policy related to legal fees incurred in connection with the FINRA matter.

8. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows:

	2014	2013
Financial statement basis of net assets	$12,950,777	$17,387,758
Tax basis of net assets (unaudited)	8,150,834	14,837,741
Difference (unaudited)	$4,799,943	$2,550,017

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Net loss for financial reporting purposes to taxable loss	$(1,749,775)	$(952,815)
Adjustments
Gain on sale of equipment	225,378	243,221
Depreciation	1,157,621	(2,743,214)
Amortization	227,273	201,334
Unearned lease income	86,816	(53,979)
Penalties	3,208	403
Other	(25,081)	(43,237)

Taxable loss on the Federal Partnership return (unaudited)	$(74,560)	$(3,348,297)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.