Form 10-Q
period 2015-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2015-05-15
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 or

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

YES ☐ NO ☒

FORM 10-Q

MARCH 31, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Cash and cash equivalents	$3,291,538	$3,177,323
Lease income receivable	340,935	407,374
Accounts receivable, Commonwealth Capital Corp., net	1,206,347	1,075,679
Other receivables	553,176	1,867
Prepaid expenses	6,984	6,152
	5,398,980	4,668,395

Net investment in finance leases	504,452	508,871

Equipment, at cost	22,378,399	25,296,684
Accumulated depreciation	(13,392,173)	(14,102,115)
	8,986,226	11,194,569

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $462,000 and $445,000 at March 31, 2015 and December 31, 2014, respectively	332,026	398,270
Prepaid acquisition fees	159,770	162,085
	491,796	560,355

Total Assets	$15,381,454	$16,932,190

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$98,561	$116,404
Accounts payable, CIGF, Inc.	46,217	30,504
Other accrued expenses	17,463	3,477
Unearned lease income	251,576	224,687
Notes payable	3,115,000	3,606,341
Total Liabilities	3,528,817	3,981,413

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	11,851,587	12,949,727
Total Partners' Capital	11,852,637	12,950,777

Total Liabilities and Partners' Capital	$15,381,454	$16,932,190

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Lease	$1,354,173	$1,859,143
Interest and other	6,655	15,707
Gain on sale of equipment	59,330	-
Total revenue	1,420,158	1,874,850

Expenses
Operating, excluding depreciation	375,137	374,284
Equipment management fee, General Partner	68,453	93,170
Interest	30,870	15,084
Depreciation	1,291,070	1,464,505
Amortization of equipment acquisition costs and deferred expenses	69,102	70,674
Loss on sale of equipment	-	201,147
Total expenses	1,834,632	2,218,864

Net loss	$(414,474)	$(344,014)

Net loss allocated to Limited Partners	$(421,155)	$(350,699)

Net loss per equivalent Limited Partnership unit	$(0.27)	$(0.22)

Weighted average number of equivalent limited partnership units outstanding during the period	1,571,303	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,571,700	$ 1,050	$ 12,949,727	$ 12,950,777
Net income (loss)	-	-	6,681	(421,155)	(414,474)
Redemption	-	(1,750)	-	(15,532)	(15,532)
Distributions	-	-	(6,681)	(661,453)	(668,134)
Balance, March 31, 2015	50	1,569,950	$ 1,050	$ 11,851,587	$ 11,852,637

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

Net cash (used in) provided by operating activities	$(224,281)	$232,862

Cash flows from investing activities
Capital Expenditures	(39,322)	(977,525)
Purchase of finance leases	(26,714)	(90,912)
Payments received from finance leases	37,250	10,630
Equipment acquisition fees, General Partner	(1,355)	(49,939)
Net proceeds from the sale of equipment	1,041,623	179,901
Net cash provided by (used in) investing activities	1,011,482	(927,845)

Cash flows from financing activities
Distributions paid to partners	(668,134)	(668,853)
Redemption	(4,595)	-
Debt placement fee paid to the General Partner	(257)	(19,094)
Net cash used in financing activities	(672,986)	(687,947)

Net increase (decrease) in cash and cash equivalents	114,215	(1,382,930)

Cash and cash equivalents beginning of period	3,177,323	5,287,349

Cash and cash equivalents end of period	$3,291,538	$3,904,419

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,298,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash bank balance was as follows:

At March 31, 2015	Amount
Total bank balance	$3,298,000
FDIC insured	(250,000)
Uninsured amount	$3,048,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis- Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.  A reporting entity also may apply the amendments retrospectively.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations in first quarter 2015.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  For the three months ended December 31, 2015 and 2014, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.   On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement is approximately $1,051,000 of which $848,000 is expected to be recorded as a gain on termination of leases in the second quarter of 2015.   In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.  In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds was $1,031,000.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2015 was approximately $9,003,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2015 was approximately $1,584,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2015 was approximately $21,421,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2015 was approximately $3,453,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $9,003,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $1,798,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $21,421,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $3,927,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2015 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2015:

Amount
Nine Months ended December 31, 2015	$3,247,000
Year ended December 31, 2016	2,353,000
Year ended December 31, 2017	595,000
Year ended December 31, 2018	4,000
$6,199,000

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

Finance Leases:

The following lists the components of the net investment in direct financing leases at March 31, 2015:

Amount
Total minimum lease payments to be received	$475,000
Initial Direct Costs	16,000
Estimated residual value of leased equipment (unguaranteed)	64,000
Less: unearned income	(51,000)
Net investment in direct finance leases	$504,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	38%
Moderate	-%
Moderate-High	62%
High	-%
Net finance lease receivable	100%

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships at March 31, 2015 was approximately $215,000 and is included on its balance sheet. The total net investment in finance leases shared by the Partnership with other partnerships at March 31, 2014 was approximately $430,000.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at March 31, 2015:

Amount
Nine Months ended December 31, 2015	$112,000
Year ended December 31, 2016	151,000
Year ended December 31, 2017	146,000
Year ended December 31, 2018	65,000
Year ended December 31, 2019	1,000
$475,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2015, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2015 and 2014, the Partnership was charged approximately $206,000 and $141,000 in Other LP expense, respectively.

	$361,000	$339,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2015, the General Partner earned acquisition fees from operating and finance leases of approximately $3,000 and $1,000, respectively. At March 31, 2015, the remaining balance of prepaid acquisition fees was approximately $160,000, which is expected to be earned in future periods.	$4,000	$82,000

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

	$1,000	$19,000

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

	$68,000	$93,000

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

	$32,000	$6,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2015	December 31, 2014
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	$ 20,000	$ 30,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest, with final payment in November 2015	141,000	192,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	178,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	120,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	55,000	65,000
Installment notes payable to bank; interest at 4.23% due in quarterly instalments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	194,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	149,000	173,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	275,000	319,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	155,000	180,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	11,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	151,000	171,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	126,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	41,000	46,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments
ranging from $320 to $958, including interest, with final payment in May 2017	14,000	15,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	216,000	240,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	119,000	132,000
Installment notes payable to bank; interest at 4.85% due in quarterly installments ranging from $23,447 to $25,788, including interest, with final payment in July 2017	461,000	558,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments
ranging from $284 to $55,093, including interest, with final payment in July 2017	494,000	548,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	6,000	7,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	104,000	114,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	8,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	5,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	72,000	78,000
	$3,115,000	$3,606,000

The notes are secured by specific equipment with a carrying value of approximately $4,633,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2015 are as follows:

Amount
Nine months ended December 31, 2015	$1,387,000
Year ended December 31, 2016	1,318,000
Year ended December 31, 2017	409,000
Year ended December 31, 2018	1,000
$3,115,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$517,000	$482,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2015	2014
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$2,000	$31,000
Debt assumed in connection with purchase of equipment	$26,000	$950,000
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$-	$959,000
Accrued expenses incurred in connection with the purchase of technology equipment	$-	$12,000
Accrual for redemptions to partners paid in April 2015	$11,000	$-

During the three months ended March 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $51,000 and $92,000, respectively.

During the three months ended March 31, 2015 and 2014, the Partnership wrote off fully depreciated equipment of approximately $0 and $24,000, respectively.

7. Commitments and Contingencies

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 25% from new business volume in March 2014. Volume was up 46% from $6.1 billion in February. Year to date, cumulative new business volume increased 17% compared to 2014. Receivables over 30 days were 1.2%, up from 1.1% the previous month and from 1.0% the same period in 2014. Charge-offs were at an all-time low of 0.2% for the 13th consecutive month. Credit approvals totaled 78.7% in March, up from 78.1% in February. Total headcount for equipment finance companies was up 3.9% year over year.

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

REVENUE RECOGNITION

Through March 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2015 and 2014 were approximately $0 and $181,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2015 were net proceeds from the sale of equipment of approximately $1,042,000 and payments received from finance leases of approximately $37,000, compared to the three months ended March 31, 2014 where our primary sources of cash were provided by operating activities of approximately $233,000, net proceeds from the sale of equipment of approximately $180,000 and payments received from finance leases of approximately $11,000.

Our primary uses of cash for the three months ended March 31, 2015 were net cash used in operating activities of approximately $224,000, the purchase of new equipment of approximately $39,000, distributions to partners of approximately $668,000 and purchase of finance leases of approximately $27,000. For the three months ended March 31, 2014, our primary uses of cash were for the purchase of new equipment of approximately $978,000, distributions to partners of approximately $669,000, equipment acquisition fees paid to the General Partner of approximately $50,000, purchase of finance leases of approximately $91,000 and debt placement fees paid to the General Partner of approximately $19,000.

Cash used in operating activities for the three months ended March 31, 2015 was approximately $224,000, including a net loss of approximately $414,000 and depreciation and amortization expenses of approximately $1,360,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $517,000. This compares to the three months ended March 31, 2014 where cash was provided by operating activities of approximately $233,000, and includes a net loss of approximately $344,000 and depreciation and amortization expenses of approximately $1,535,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $482,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2015 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $8,000,000 or more during the remainder of 2015, depending on the availability of investment opportunities.

We consider equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $3,298,000. Bank accounts are federally insured up to $250,000. At March 31, 2015, the total cash bank balance was as follows:

At March 31, 2015	Amount
Total bank balance	$3,298,000
FDIC insured	(250,000)
Uninsured amount	$3,048,000

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

As of March 31, 2015, we had future minimum rentals on non-cancelable operating leases of approximately $3,247,000 for the balance of the year ending December 31, 2015 and approximately $2,952,000 thereafter.

As of March 31, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $112,000 for the balance of the year ending December 31, 2015 and approximately $363,000 thereafter.

As of March 31, 2015, our non-recourse debt was approximately $3,115,000 with interest rates ranging from 1.60% through 4.85% and is payable through December 2017.

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, Commonwealth, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds was $1,031,000.  On April 2, 2015, Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000. The Partnership’s share is approximately $1,051,000 of which $848,000 is expected to be recorded as a gain on termination of leases in the second quarter of 2015.  For the three months ended March 31, 2015, the Partnership received approximately $1,031,000 from Medshare Technologies for the purchase of equipment.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Lease Revenue

Our lease revenue decreased to approximately $1,354,000 for the three months ended March 31, 2015, from approximately $1,859,000 for the three months ended March 31, 2014.  The Partnership had 132 active operating leases that generated lease revenue of approximately $1,354,000 for the three months ended March 31, 2015.  The Partnership had 113 active operating leases that generated lease revenue of approximately $1,859,000 for the three months ended March 31, 2014.  Overall active leases increased while overall revenue decreased. This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) and the extension of lease agreements at reduced rental rates.  Management expects to continue to add new leases to the Partnership’s portfolio throughout 2015. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended March 31, 2015, the Partnership sold equipment with a net book value of approximately $982,000 for a net gain of approximately $59,000.  For the three months ended March 31, 2014, the Partnership sold equipment with a net book value of approximately $381,000 for a net loss of approximately $201,000. This gain is primarily a result of the sale of fully depreciated equipment to a lessee and equipment sales to a third party as a result of an asset purchase agreement (see Note 3) .

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $375,000 for the three months ended March 31, 2015, from approximately $374,000 for the three months ended March 31, 2014. As a result of a lessee default as described above, revenue decreased while operating expenses remained flat due to consistent operating coditions.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $68,000 for the three months ended March 31, 2015 from approximately $93,000 for the three months ended March 31, 2014. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2015 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,360,000 for the three months ended March 31, 2015, from approximately $1,535,000 for the three months ended March 31, 2014.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2015.

Net Loss

For the three months ended March 31, 2015, we recognized revenue of approximately $1,420,000 and expenses of approximately $1,834,000, resulting in a net loss of approximately $414,000. This net loss is attributable to the changes in revenue and expenses as discussed above.  For the three months ended March 31, 2014, we recognized revenue of approximately $1,875,000 and expenses of approximately $2,219,000, resulting in a net loss of approximately $344,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2015	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Financial Operating Officer