Form 10-Q
period 2015-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2015-08-14
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 or

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

YES ☐ NO ☒

 FORM 10-Q

JUNE 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Cash and cash equivalents	$4,236,491	$3,177,323
Lease income receivable, net of reserve of approximately $105,000 and $0 at June 30, 2015 and December 31, 2014, respectively	572,827	407,374
Accounts receivable, Commonwealth Capital Corp., net	934,898	1,075,679
Other receivables, net of reserve of approximately $105,000 and $0 at June 30, 2015 and December 31, 2014, respectively	3,147	1,867
Prepaid expenses	17,674	6,152
	5,765,037	4,668,395

Net investment in finance leases	478,114	508,871

Equipment, at cost	22,310,386	25,296,684
Accumulated depreciation	(14,312,515)	(14,102,115)
	7,997,871	11,194,569

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $453,000 and $445,000 at June 30, 2015 and December 31, 2014, respectively	277,502	398,270

Prepaid acquisition fees	154,713	162,085
	432,215	560,355

Total Assets	$14,673,237	$16,932,190

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$88,690	$116,404
Accounts payable, CIGF, Inc.	62,677	30,504
Other accrued expenses	74,731	3,477
Unearned lease income	239,225	224,687
Notes payable	2,690,507	3,606,341
Total Liabilities	3,155,830	3,981,413

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	11,516,357	12,949,727
Total Partners' Capital	11,517,407	12,950,777

Total Liabilities and Partners' Capital	$14,673,237	$16,932,190

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Lease	$2,112,672	$1,621,482	$3,466,845	$3,480,625
Interest and other	8,780	5,136	15,435	20,843
Gain on sale of equipment	26,388	-	85,718	-
Total revenue	2,147,840	1,626,618	3,567,998	3,501,468

Expenses
Operating, excluding depreciation and amortization	332,061	330,395	707,198	704,679
Equipment management fee, General Partner	106,399	81,389	174,852	174,559
Interest	31,779	30,421	62,649	45,505
Depreciation	1,172,238	1,434,848	2,463,308	2,899,353
Amortization of equipment acquisition costs and deferred expenses	62,560	68,987	131,662	139,661
Loss on sale of equipment	-	-	-	201,147
Bad debt expense	105,000	-	105,000	-
Total expenses	1,810,037	1,946,040	3,644,669	4,164,904

Net income (loss)	$337,803	$(319,422)	$(76,671)	$(663,436)

Net income (loss) allocated to Limited Partners	$331,129	$(326,112)	$(90,026)	$(676,811)

Net income (loss) per equivalent Limited Partnership unit	$0.21	$(0.21)	$(0.06)	$(0.43)

Weighted average number of equivalent limited partnership units outstanding during the period	1,569,488	1,572,900	1,570,454	1,572,900

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,571,700	$ 1,050	$ 12,949,727	$ 12,950,777
Net income (loss)	-	-	13,355	(90,026)	(76,671)
Redemption	-	(2,250)	-	(21,175)	(21,175)
Distributions	-	-	(13,355)	(1,322,169)	(1,335,524)
Balance, June 30, 2015	50	1,569,450	$ 1,050	$ 11,516,357	$ 11,517,407

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2015	2014

Net cash provided by operating activities	$1,419,974	$1,433,434

Cash flows from investing activities
Capital Expenditures	(114,733)	(1,273,980)
Purchase of finance leases	(33,402)	(165,157)
Payments received from finance leases	75,532	26,368
Equipment acquisition fees, General Partner	(4,134)	(67,244)
Net proceeds from the sale of equipment	1,073,354	179,901
Net cash provided by (used in) investing activities	$ 996,617	$ (1,300,112)

Cash flows from financing activities
Distributions paid to partners	(1,335,524)	(1,337,711)
Redemption	(21,175)	-
Debt placement fee paid to the General Partner	(724)	(22,570)
Net cash used in financing activities	(1,357,423)	(1,360,281)

Net increase (decrease) in cash and cash equivalents	$1,059,168	$(1,226,959)

Cash and cash equivalents beginning of period	$3,177,323	$5,287,349

Cash and cash equivalents end of period	$4,236,491	$4,060,390

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,243,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2015, the total cash bank balance was as follows:

At June 30, 2015	Amount
Total bank balance	$4,243,000
FDIC insured	(250,000)
Uninsured amount	$3,993,000

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

Recent Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations during the six months ended, June 30, 2015.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  For the six months ended June 30, 2015 and 2014, the partnership incurred remarketing fees of $300 and $0, respectively.  For the six months ended June 30, 2015 and 2014, there were no remarketing fees paid with cash or netted against receivables due from such parties.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $1,051,000 of which $860,000 was recorded as a gain on termination of leases in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.  In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2015 was approximately $9,003,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2015 was approximately $1,368,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2015 was approximately $21,421,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2015 was approximately $2,974,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, the Partnership expects total shared equipment and related debt to continue to trend higher for the remainder of 2015 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2015:

Amount
Six months ended December 31, 2015	$2,116,000
Year ended December 31, 2016	2,397,000
Year ended December 31, 2017	649,000
Year ended December 31, 2018	30,000
$5,192,000

During the six months ended June 30, 2014, the Partnership sold equipment held under operating leases as a result of an early buyout. The lessee that purchased the equipment, as a part of the terms of the sale agreement, paid the Partnership the future rentals due at the time of the sale. The lessee paid approximately $245,000 in future rentals due. The net book value of the equipment sold was approximately $335,000. The net loss on the sale of equipment was approximately $207,000.

Finance Leases:

The following lists the components of the net investment in direct financing leases at June 30, 2015:

Amount
Total minimum lease payments to be received	$444,000
Initial Direct Costs	14,000
Estimated residual value of leased equipment (unguaranteed)	65,000
Less: unearned income	(45,000)
Net investment in direct finance leases	$478,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2015:

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

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships at June 30, 2015 was approximately $187,000 and is included on its balance sheet. The total net investment in finance leases shared by the Partnership with other partnerships at June 30, 2014 was approximately $374,000.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2015:

Amount
Six months ended December 31, 2015	$76,000
Year ended December 31, 2016	153,000
Year ended December 31, 2017	147,000
Year ended December 31, 2018	67,000
Year ended December 31, 2019	1,000
$444,000

 4. Related Party Transactions

Receivables/Payables

As of June 30, 2015, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2015 and 2014, the Partnership was charged approximately $412,000 and $316,000 in other LP expense, respectively.

	$674,000	$697,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2015, the General Partner earned acquisition fees from operating and finance leases of approximately $10,000 and $2,000, respectively. At June 30, 2015, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.	$12,000	$110,000

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

	$1,000	$23,000

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

	$175,000	$174,000

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

	$33,000	$6,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2015	December 31, 2014
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	$ 10,000	$ 30,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest, with final payment in November 2015	88,000	192,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	130,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	97,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	44,000	65,000
Installment notes payable to bank; interest at 4.23% due in quarterly instalments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	163,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	125,000	173,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	231,000	319,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	130,000	180,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	9,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	130,000	171,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	109,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	36,000	46,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments
ranging from $284 to $55,093, including interest, with final payment in May 2017	433,000	548,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments
ranging from $320 to $958, including interest, with final payment in May 2017	12,000	15,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	193,000	240,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	107,000	132,000
Installment note payable to bank; interest at 4.23 due in quarterly installments of $1,051, including interest, with final payment in July 2017	9,000	-
Installment notes payable to bank; interest at 4.85% due in quarterly installments ranging from $23,447 to $25,788, including interest, with final payment in July 2017	417,000	558,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	5,000	7,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	93,000	114,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	6,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	6,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	65,000	78,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in February 2018	5,000	-

Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	38,000	-

	$ 2,691,000	$ 3,606,000

The notes are secured by specific equipment with a carrying value of approximately $4,224,000 as of June 30, 2015 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2015 are as follows:

Amount
Six months ended December 31, 2015	$927,000
Year ended December 31, 2016	1,334,000
Year ended December 31, 2017	426,000
Year ended December 31, 2018	4,000
$2,691,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$988,000	$845,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2015	2014
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$7,000	$42,000
Debt assumed in connection with purchase of equipment	$72,000	$1,298,000
Debt assumed and satisfaction of liability in 2015 in connection with acquisition of equipment in 2014	$-	$959,000
Accrued expenses incurred in connection with the purchase of technology equipment	$67,000	$-

During the six months ended June 30, 2015 and 2014, the Partnership wrote off fully amortized acquisition and finance fees of approximately $123,000 and $179,000, respectively.

During the six months ended June 30, 2015 and 2014, the Partnership wrote off fully depreciated equipment of approximately $0 and $24,000, respectively.

7. Commitments and Contingencies

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  Upon the findings of the panel, the General Partner has determined that during the 3 months ended June 30, 2015, it will allocate approximately $87,000 of $208,000 in allegedly misallocated expenses back to the affected funds in a good faith payment for the benefit of those funds.  The Partnership’s share of the approximate $87,000 allocation is approximately $1,600.  An adjustment of approximately $1,600 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for June was $9.5 billion, up 4% from new business volume in June 2014. Volume was up 34% from $7.1 billion in May. Year to date, cumulative new business volume increased 9% compared to 2014. Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.9% the same period in 2014. Charge-offs remained at an all-time low of 0.2% for the 16th consecutive month. Credit approvals totaled 79.4% in June, up slightly from 79.2% in May. Total headcount for equipment finance companies was up 5.2% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index for July is 62.6, remaining essentially the same as the June index of 63.0.

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

REVENUE RECOGNITION

Through June 30, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2015 and 2014 were approximately $876,000 (note 3 – ALSC disclosure, default of a significant lessee) and $181,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2015 were provided by operating activities of approximately $1,420,000, net proceeds from the sale of equipment held under operating leases of approximately $1,073,000 and payments received from finance leases of approximately $76,000.  This compares to the six months ended June 30, 2014 where the primary source of cash was provided by operating activities of approximately $1,433,000, the sale of equipment held under operating leases of approximately $180,000 and payments received from finance leases of approximately $26,000.

Our primary uses of cash for the six months ended June 30, 2015 were for the purchase of new equipment of approximately $115,000, purchase of finance leases of approximately $33,000 and distributions to partners of approximately $1,336,000. For the six months ended June 30, 2014, our primary uses of cash were for the purchase of new equipment of approximately $1,274,000, purchase of finance leases of approximately $165,000 and distributions to partners of approximately $1,338,000.

Cash was provided by operating activities for the six months ended June 30, 2015 of approximately $1,420,000, including a net loss of approximately $77,000 and depreciation and amortization expenses of approximately $2,595,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $988,000 and bad debt expense of approximately $105,000. This compares to the six months ended June 30, 2014 where cash was provided by operating activities of approximately $1,433,000, and includes a net loss of approximately $663,000 and depreciation and amortization expenses of approximately $3,039,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $845,000.

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

Capital expenditures are expected to increase overall and distributions to remain constant for the remainder of 2015 as management focus is on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $8,000,000 or more during the remainder of 2015, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At June 30, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,243,000. Bank accounts are federally insured up to $250,000. At June 30, 2015, the total cash bank balance was as follows:

At June 30, 2015	Amount
Total bank balance	$4,243,000
FDIC insured	(250,000)
Uninsured amount	$3,993,000

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

As of June 30, 2015, we had future minimum rentals on non-cancelable operating leases of approximately $2,116,000 for the balance of the year ending December 31, 2015 and approximately $3,076,000 thereafter.

As of June 30, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $76,000 for the balance of the year ending December 31, 2015 and approximately $368,000 thereafter.

As of June 30, 2015, our non-recourse debt was approximately $2,691,000 with interest rates ranging from 1.6% through 4.85% and is payable through March 2018.

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, Commonwealth, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  Approximately $508,000 has been received during six months ended June 30, 2015.  On April 2, 2015, Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000. The Partnership’s share was approximately $1,051,000 of which $860,000 was recorded as a gain on termination of leases in the second quarter of 2015.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Lease Revenue

Our lease revenue increased to approximately $2,113,000 for the three months ended June 30, 2015, from approximately $1,621,000 for the three months ended June 30, 2014.  The Partnership had 127 and 118 active operating leases that generated lease revenue for the three months ended June 30, 2015 and 2014 respectively.  This increase in lease revenue is primarily due to a gain on termination of leases of approximately $860,000 from the parent company of ALSC (note 3 – ALSC disclosure, default of a significant lessee).  Management expects to continue to add new leases to the Partnership’s portfolio throughout 2015. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended June 30, 2015, the Partnership sold equipment with a net book value of approximately $5,000 for a net gain of approximately $26,000.  For the three months ended June 30, 2014, the Partnership had no equipment sales.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $332,000 for the three months ended June 30, 2015, from approximately $330,000 for the three months ended June 30, 2014. This increase is primarily due to an increase in “Other LP” expenses charged by CCC for the administration of the Partnership, partially offset by a decrease in legal fees.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $106,000 for the three months ended June 30, 2015 from approximately $81,000 for the three months ended June 30, 2014. This increase is consistent with the increase in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2015 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,235,000 for the three months ended June 30, 2015, from approximately $1,505,000 for the three months ended June 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2015.

Net Income (Loss)

For the three months ended June 30, 2015, we recognized revenue of approximately $2,148,000 and expenses of approximately $1,810,000, resulting in net income of approximately $338,000. For the three months ended June 30, 2014, we recognized revenue of approximately $1,627,000 and expenses of approximately $1,946,000, resulting in a net loss of approximately $319,000. This net income (loss) is primarily due to the changes in revenue and expenses as described above.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $3,467,000 for the six months ended June 30, 2015, from approximately $3,481,000 for the six months ended June 30, 2014. The Partnership had 133 and 123 active operating leases that generated lease revenue for the six months ended June 30, 2015 and 2014, respectively. Overall active leases increased while overall revenue decreased. This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) and the extension of lease agreements at reduced rental rates.  Management expects to continue to add new leases to the Partnership’s portfolio throughout 2015. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the six months ended June 30, 2015, the Partnership sold equipment, held under operating leases, with a net book value of approximately $988,000 for a net gain of approximately $86,000. For the six months ended June 30, 2014, the Partnership sold equipment, held under operating leases, with a net book value of approximately $381,000 for a net loss of approximately $201,000. The increase in gain during the six months ended June 30, 2015, is primarily as a result of an asset purchase agreement (note 3 – ALSC disclosure).  The increase in net loss during the six months ended June 30, 2014 is primarily due to an early buyout by a lessee.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $707,000 for the six months ended June 30, 2015, from approximately $705,000 for the six months ended June 30, 2014. This increase is primarily due to an increase in “Other LP” expenses charged by CCC for the administration of the Partnership, partially offset by a decrease in legal fees.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee remained constant at approximately $175,000 for the six months ended June 30, 2015 and 2014, respectively. Although lease revenue declined slightly for the period, equipment management fees remained unchanged due to rounding.  As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2015 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $2,595,000 for the six months ended June 30, 2015, from approximately $3,039,000 for the six months ended June 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2015.

Net Loss

For the six months ended June 30, 2015, we recognized revenue of approximately $3,568,000 and expenses of approximately $3,645,000, resulting in a net loss of approximately $77,000. For the six months ended June 30, 2014, we recognized revenue of approximately $3,501,000 and expenses of approximately $4,164,000, resulting in a net loss of approximately $663,000. This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  Upon the findings of the panel, the General Partner has determined that during the 3 months ended June 30, 2015, it will allocate approximately $87,000 of $208,000 in allegedly misallocated expenses back to the affected funds in a good faith payment for the benefit of those funds.  The Partnership’s share of the approximate $87,000 allocation is approximately $1,600.  An adjustment of approximately $1,600 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2015	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer