Form 10-Q
period 2015-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2015-11-16
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 or

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

FORM 10-Q

SEPTEMBER 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets
(unaudited)
	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$1,959,376	$3,177,323
Lease income receivable	185,283	407,374
Accounts receivable, Commonwealth Capital Corp, net	1,371,438	1,075,679
Other receivables, net of reserve of approximately $105,000 and $0 at
September 30, 2015 and December 31, 2014, respectively	393,953	1,867
Prepaid expenses	11,881	6,152
	3,921,931	4,668,395

Net investment in finance leases	449,131	508,871

Investment in COF2	1,500,000	-

Equipment, at cost	21,203,138	25,296,684
Accumulated depreciation	(14,310,924)	(14,102,115)
	6,892,214	11,194,569
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $508,000 and $445,000 at September 30,
2015 and December 31, 2014, respectively	215,505	398,270
Prepaid acquisition fees	154,529	162,085
	370,034	560,355
Total Assets	$13,133,310	$16,932,190

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$108,914	$116,404
Accounts payable, CIGF, Inc.	71,963	30,504
Other accrued expenses	4,923	3,477
Unearned lease income	183,315	224,687
Notes payable	2,223,568	3,606,341
Total Liabilities	2,592,683	3,981,413
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	10,539,577	12,949,727
Total Partners' Capital	10,540,627	12,950,777
Total Liabilities and Partners' Capital	$13,133,310	$16,932,190

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Lease	$ 1,158,163	$ 1,650,867	$ 4,625,008	$ 5,131,492
Interest and other	6,363	6,397	21,798	27,240
Gain on sale of equipment	131,948	931	217,666	-
Total revenue	1,296,474	1,658,195	4,864,472	5,158,732

Expenses
Operating, excluding depreciation and amortization	306,630	339,750	1,013,828	1,044,429
Equipment management fee, General Partner	58,676	83,009	233,528	257,568
Interest	27,265	29,480	89,914	74,985
Depreciation	1,103,481	1,488,569	3,566,789	4,387,922
Amortization of equipment acquisition costs and deferred expenses	62,102	70,336	193,764	209,997
Loss on sale of equipment	-	-	-	200,216
Bad debt expense	-	-	105,000	-
Total expenses	1,558,154	2,011,144	5,202,823	6,175,117

Net loss	$ (261,680)	$ (352,949)	$ (338,351)	$ (1,016,385)

Net loss allocated to Limited Partners	$ (268,330)	$ (359,635)	$ (358,356)	$ (1,036,446)

Net loss per equivalent Limited Partnership unit	$ (0.17)	$ (0.23)	$ (0.23)	$ (0.66)
Weighted average number of equivalent limited
partnership units outstanding during the period	1,564,668	1,572,449	1,568,504	1,572,748

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,571,700	$ 1,050	$ 12,949,727	$ 12,950,777
Net income (loss)	-	-	20,005	(358,356)	(338,351)
Redemption	-	(7,850)	-	(71,265)	(71,265)
Distributions	-	-	(20,005)	(1,980,529)	(2,000,534)
Balance, September 30, 2015	50	1,563,850	$ 1,050	$ 10,539,577	$ 10,540,627

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2015	2014

Net cash provided by operating activities	$ 1,246,827	$ 1,934,419

Cash flows from investing activities
Capital Expenditures	(171,379)	(1,626,592)
Purchase of finance leases	(38,004)	(446,572)
Payments received from finance leases	113,893	50,432
Equipment acquisition fees, General Partner	(4,134)	(107,471)
Net proceeds from the sale of equipment	1,207,478	180,832
Investment in COF2	(1,500,000)	-
Net cash used in investing activities	$ (392,146)	$ (1,949,371)

Cash flows from financing activities
Distributions paid to partners	(2,000,534)	(2,006,060)
Redemption	(71,265)	(12,799)
Debt placement fee paid to the General Partner	(829)	(30,694)
Net cash used in financing activities	(2,072,628)	(2,049,553)

Net decrease in cash and cash equivalents	(1,217,947)	(2,064,505)

Cash and cash equivalents beginning of period	3,177,323	5,287,349

Cash and cash equivalents end of period	$ 1,959,376	$ 3,222,844

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,967,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2015, the total cash bank balance was as follows:

At September 30, 2015	Amount
Total bank balance	$1,967,000
FDIC insured	(250,000)
Uninsured amount	$1,717,000

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date- The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014 -15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations during the nine months ended, September 30, 2015.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  For the nine months ended September 30, 2015 and 2014, the partnership incurred remarketing fees of $900 and $0, respectively.  For the nine months ended September 30, 2015 and 2014, there were no remarketing fees paid with cash or netted against receivables due from such parties.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 7 - Medshare).

On August 13, 2015, CIGF 7 purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate equipment Program of the General Partner, in accordance with Paragraph 9.5.14 of  the Partnership Agreement, which permits funds to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF2 under the equity method in accordance with ASC 323.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2015 was approximately $9,003,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2015 was approximately $1,149,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2015 was approximately $21,421,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2015 was approximately $2,491,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  For the nine months ended September 30, 2015, the Partnership invested approximately $1,500,000 in COF2, another fund managed by the General Partner.  As additional investment opportunities arise for 2016, The Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2015:

Amount
Three months ended December 31, 2015	$1,015,000
Year ended December 31, 2016	2,394,000
Year ended December 31, 2017	648,000
Year ended December 31, 2018	30,000
$4,087,000

Finance Leases:

The following lists the components of the net investment in direct financing leases at September 30, 2015:

Amount
Total minimum lease payments to be received	$410,000
Initial Direct Costs	12,000
Estimated residual value of leased equipment (unguaranteed)	66,000
Less: unearned income	(39,000)
Net investment in direct finance leases	$449,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	37%
Moderate	-%
Moderate-High	63%
High	-%
Net finance lease receivable	100%

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships at September 30, 2015 was approximately $174,000 and is included on its balance sheet. The total net investment in finance leases shared by the Partnership with other partnerships at September 30, 2014 was approximately $348,000.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2015:

Amount
Three months ended December 31, 2015	$38,000
Year ended December 31, 2016	154,000
Year ended December 31, 2017	149,000
Year ended December 31, 2018	68,000
Year ended December 31, 2019	1,000
$410,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2015, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

For the nine months ended September 30,	2015	2014
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2015 and 2014, the Partnership was charged approximately $639,000 and $510,000 in other LP expense, respectively.

	$ 986,000	$ 1,037,000
Equipment acquisition fee

The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the nine months ended September 30, 2015, the General Partner earned acquisition fees from operating and finance leases of approximately $10,000 and $2,000, respectively.  At September 30, 2015, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.

	$ 12,000	$ 149,000
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

$ 1,000	$ 31,000
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

$ 234,000	$ 258,000
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

$ 37,000	$ 6,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2015	December 31, 2014
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	$ -	$ 30,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest, with final payment in November 2015	35,000	192,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	82,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	73,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	33,000	65,000
Installment notes payable to bank; interest at 4.23% due in quarterly instalments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	131,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	101,000	173,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	186,000	319,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	104,000	180,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	8,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	109,000	171,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	91,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	31,000	46,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	382,000	548,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $320 to $958, including interest, with final payment in May 2017	9,000	15,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	169,000	240,000

Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	94,000	132,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,051, including interest, with final payment in July 2017	8,000	-
Installment notes payable to bank; interest at 4.85% due in quarterly installments ranging from $23,447 to $25,788, including interest, with final payment in July 2017	373,000	558,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	5,000	7,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	83,000	114,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	6,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	4,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	59,000	78,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in February 2018	4,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest, with final payment in March 2018	35,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in March 2018	9,000	-
	$ 2,224,000	$ 3,606,000

The notes are secured by specific equipment with a carrying value of approximately $3,726,000 as of September 30, 2015 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2015 are as follows:

Amount
Three months ended December 31, 2015	$453,000
Year ended December 31, 2016	1,337,000
Year ended December 31, 2017	429,000
Year ended December 31, 2018	5,000
$2,224,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 1,465,000	$ 1,229,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2015	2014
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$8,000	$60,000
Debt assumed in connection with purchase of equipment	$83,000	$2,110,000
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$-	$959,000

During the nine months ended September 30, 2015 and 2014, the Partnership wrote off fully amortized acquisition and finance fees of approximately $130,000 and $215,000, respectively.

During the nine months ended September 30, 2015 and 2014, the Partnership wrote off fully depreciated equipment of approximately $0 and $24,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of September 30, 2015, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.  (see Note 3).

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  While a panel decision is on appeal, the sanction is not enforced against the individual.   An appeal hearing has been scheduled for December 2015.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for September was $8.4 billion, down 13% from new business volume in September 2014. Volume was up 22% from $6.9 billion in August. Year to date, cumulative new business volume increased 4% compared to 2014. Receivables over 30 days were 1.10%, up from 0.99% the previous month and up from 0.97% in the same period in 2014. Charge-offs were 0.27%, up from 0.22 the previous month. Credit approvals totaled 80.5% in September, up from 79.3% in August. Total headcount for equipment finance companies was up 5% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 58.7, easing from the previous month's index of 61.1.

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

REVENUE RECOGNITION

Through September 30, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2015 and 2014 were approximately $877,000 (note 3 – ALSC disclosure, default of a significant lessee) and $181,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2015 were provided by operating activities of approximately $1,247,000, net proceeds from the sale of equipment held under operating leases of approximately $1,207,000 and payments received from finance leases of approximately $114,000.  This compares to the nine months ended September 30, 2014 where the primary source of cash was provided by operating activities of approximately $1,934,000, the sale of equipment held under operating leases of approximately $181,000 and payments received from finance leases of approximately $50,000.

Our primary uses of cash for the nine months ended September 30, 2015 were for the purchase of new equipment of approximately $171,000, purchase of finance leases of approximately $38,000, distributions to partners of approximately $2,001,000, limited partner redemptions of approximately $71,000 and investment in COF 2 of $1,500,000 (see note 3. - Commonwealth Opportunity Fund 2 (“COF 2”)).  For the nine months ended September 30, 2014, our primary uses of cash were for the purchase of new equipment of approximately $1,627,000, purchase of finance leases of approximately $447,000 and distributions to partners of approximately $2,006,000.

Cash was provided by operating activities for the nine months ended September 30, 2015 of approximately $1,247,000 including a net loss of approximately $338,000, depreciation and amortization expenses of approximately $3,761,000 and bad debt expense of approximately $105,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,465,000 and a net gain on the sale of equipment held under operating leases of approximately $218,000.  This compares to the nine months ended September 30, 2014 where cash was provided by operating activities of approximately $1,934,000, and includes a net loss of approximately $1,016,000 and depreciation and amortization expenses of approximately $4,598,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,229,000 and a net loss on the sale of equipment held under operating leases of approximately $200,000.

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

Capital expenditures are expected to decline overall and distributions to remain constant for the remainder of 2015.  The Partnership intends to invest approximately $1,000,000 or more in equipment acquisitions for the remainder of 2015.  Equipment acquisitions for are expected to increase for 2016, as the Partnership seeks out new investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At September 30, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,967,000.  Bank accounts are federally insured up to $250,000.  At September 30, 2015, the total cash bank balance was as follows:

At September 30, 2015	Amount
Total bank balance	$1,967,000
FDIC insured	(250,000)
Uninsured amount	$1,717,000

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

As of September 30, 2015, we had future minimum rentals on non-cancelable operating leases of approximately $1,015,000 for the balance of the year ending December 31, 2015 and approximately $3,072,000 thereafter.

As of September 30, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $38,000 for the balance of the year ending December 31, 2015 and approximately $372,000 thereafter.

As of September 30, 2015, our non-recourse debt was approximately $2,224,000 with interest rates ranging from 1.60% through 4.85% and is payable through March 2018.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of September 30, 2015, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, CIGF 7 purchased  1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate equipment Program of the General Partner, in accordance with Paragraph 9.5.14 of  the Partnership Agreement, which permits funds to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Lease Revenue

Our lease revenue declined to approximately $1,158,000 for the three months ended September 30, 2015, from approximately $1,651,000 for the three months ended September 30, 2014.  The Partnership had 126 and 124 active operating leases that generated lease revenue for the three months ended September 30, 2015 and 2014 respectively.  Overall active leases increased while overall revenue decreased. This decrease is primarily due to the extension of lease agreements at reduced rental rates.  Management expects to continue to add new leases to the Partnership’s portfolio throughout 2015. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended September 30, 2015, the Partnership sold equipment with net book value of approximately $2,000 for a net gain of approximately $132,000.  For the three months ended September 30, 2014, the Partnership sold equipment with zero net book value for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $307,000 for the three months ended September 30, 2015, from approximately $340,000 for the three months ended September 30, 2014.  This decrease is primarily due to a decline in legal fees, partially offset by an increase in “Other LP” expenses.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $59,000 for the three months ended September 30, 2015 from approximately $83,000 for the three months ended September 30, 2014. This decline is consistent with the decrease in lease revenue.  As the fund acquires equipment, equipment management fees are expected to increase.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,166,000 for the three months ended September 30, 2015, from approximately $1,559,000 for the three months ended September 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2015.

Net Loss

For the three months ended September 30, 2015, we recognized revenue of approximately $1,296,000 and expenses of approximately $1,558,000, resulting in a net loss of approximately $262,000.  For the three months ended September 30, 2014, we recognized revenue of approximately $1,658,000 and expenses of approximately $2,011,000, resulting in a net loss of approximately $353,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $4,625,000 for the nine months ended September 30, 2015, from approximately $5,131,000 for the nine months ended September 30, 2014.  The Partnership had 138 active operating leases that generated lease revenue for the nine months ended September 30, 2015 and 2014.  Overall active leases remained unchanged while overall revenue decreased. This decrease is primarily due to the extension of lease agreements at reduced rental rates partially offset by a gain on early termination of leases of approximately $860,000 from the parent company of ALSC (note 3).  For the remainder of 2015, Management expects to add to the Partnership’s portfolio of active leases and overall lease revenue.

Sale of Equipment

For the nine months ended September 30, 2015, the Partnership sold equipment, held under operating leases, with net book value of approximately $990,000 for a net gain of approximately $218,000.  For the nine months ended September 30, 2014, the Partnership sold equipment, held under operating leases, with a net book value of approximately $381,000 for a net loss of approximately $200,000.  The increase in gain during the nine months ended September 30, 2015, is primarily as a result of an asset purchase agreement (note 3 – ALSC disclosure).  The increase in net loss during the nine months ended September 30, 2014 is primarily due to an early buyout by a lessee.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $1,014,000 for the nine months ended September 30, 2015, from approximately $1,044,000 for the nine months ended September 30, 2014.  This decline is primarily due to a decrease in legal fees and selling expenses, partially offset by an increase in “Other LP” expenses charged by CCC for the administration of the Partnership.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $234,000 for the nine months ended September 30, 2015 from approximately $258,000 for the nine months ended September 30, 2014.  This decline is consistent with the decrease in lease revenue.   As the fund continues to acquire equipment throughout the remainder of 2015, equipment management fees are expected to increase.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $3,761,000 for the nine months ended September 30, 2015, from approximately $4,598,000 for the nine months ended September 30, 2014.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2015.

Net Loss

For the nine months ended September 30, 2015, we recognized revenue of approximately $4,865,000 and expenses of approximately $5,203,000, resulting in a net loss of approximately $338,000.  For the nine months ended September 30, 2014, we recognized revenue of approximately $5,159,000 and expenses of approximately $6,175,000, resulting in a net loss of approximately $1,016,000.  This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of September 30, 2015, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.  (see Note 3).

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against

CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  While a panel decision is on appeal, the sanction is not enforced against the individual.   An appeal hearing has been scheduled for December 2015.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 16, 2015	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer