Form 10-K
period 2015-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2016-03-30
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 or

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

FORM 10-K

DECEMBER 31, 2015

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Index to Exhibits

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

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008. Its General Partner is Commonwealth Income & Growth Fund, Inc., and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement. The General Partner is also responsible for identifying and making investments on behalf of the Partnership. The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the “Effective Date”). As of the Effective Date, the Partnership received an initial capital contribution of $1,000 from its General Partner. The offering was described in detail in the prospectus constituting a part of such registration statement. The offering was a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds were held in escrow pending the receipt of the minimum amount. The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010. The Partnership utilized the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment. The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions.

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

As of December 31, 2015, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2015, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2015, the Partnership has acquired a diversified equipment portfolio, which it has leased to 6 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2015 are as follows:

Equipment Category	Approximate %
Desktops - Tier 1/Laptops	17%
Digital Storage	4%
High End Servers	38%
High Volume & Spec Printers	3%
Inventory Control Systems	3%
Laser Trackers	1%
Multifunction Centers	13%
Servers	21%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2015, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2015, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2015 and 2014, no remarketing fees were incurred and/or paid.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee and the economics of each particular transaction must both be acceptable to our portfolio management team and to the CEO of the General Partner, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2015, the Partnership’s aggregate nonrecourse outstanding debt of approximately $2,061,000 was approximately 10% of the aggregate cost of the equipment owned. The notes are secured by specific equipment with a carrying value of approximately $3,171,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

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

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of its affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $409,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2015 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2015, the Partnership has not entered into any debt refinancing transactions.

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

 INVESTMENTS

The Partnership, through Commonwealth Capital Corp. (“CCC”), participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 8, 2016 the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Aerojet-General Corp.	Multifunction Centers	42	$54,989
Alliant Techsystems, Inc.	Desktops - Tier 1	22	$17,847
American Reprographics Company, L.L.C.	High Volume & Spec Printers	48	$21,600
American Reprographics Company, L.L.C.	Multifunction Centers	48	$6,688
American Reprographics Company, L.L.C.	Multifunction Centers	48	$5,114
American Reprographics Company, L.L.C.	Multifunction Centers	48	$4,602
Cummins Inc.	High Volume & Spec Printers	36	$54,260
Cummins Inc.	High Volume & Spec Printers	36	$21,816
Cummins Inc.	High Volume & Spec Printers	36	$10,522
Cummins Inc.	Small IBM Servers	36	$9,392
Cummins Inc.	Small IBM Servers	36	$6,659
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$4,927
Cummins Inc.	Small IBM Servers	36	$3,723
UGI Utilities	Small IBM Servers	36	$16,714
UGI Utilities	Small IBM Servers	36	$9,305
Vista Outdoor Inc.	Konica Multifunction Centers	36	$50,247

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves. Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing additional funds.

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

EMPLOYEES

The Partnership had no employees during 2015 and received administrative and other services from a related party, CCC, which had 45 employees as of December 31, 2015.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of December 31, 2015, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds and has recorded a reserve against the outstanding receivable of $105,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2015, there were 980 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began accepting redemption requests beginning 30 months following the termination of the public offering of its units. There are no limitations on the period of time that a redemption request may be pending prior to

It’s being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2015, the General Partner had granted redemption requests to redeem 9,050 units.  During the year ended December 31, 2015 limited partners redeemed 7,850 units of the partnership for a total redemption price of approximately $71,000 in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2014 limited partners redeemed 1,200 units of the partnership for a total redemption price of approximately $13,000 in accordance with the terms of the limited partnership agreement.

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

Distributions were paid to the Limited Partners for the years ended December 31, 2015 and 2014 as follows:

Quarter Ended	2015	2014
March 31	$661,000	$662,000
June 30	661,000	662,000
September 30	658,000	662,000
December 31	659,000	662,000
	$2,639,000	$2,648,000

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for December was $12.5 billion, down 5% from new business volume in December 2014. Volume was up 105% from $6.1 billion in November. Cumulative new business volume for 2015 was relatively flat with 2014, rising 0.4%.  Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.96% in the same period in 2014. Charge-offs were 0.41%, up from 0.30% the previous month.  Credit approvals totaled 80.2% in December, up from 79.0% in November. Total headcount for equipment finance companies was up 3.5% year over year.  Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 54.0, easing from last month's index of 60.2.

ELFA President and CEO Ralph Petta, said, "With another strong year end, MLFI-25 participants managed to eke out positive growth for the year. However, credit losses inched up during the month, showing some softness in portfolio quality. Now that the Fed has taken a first step toward higher long-term rates and with rock-bottom low oil prices giving way to sluggish fourth quarter growth in the U.S. economy, it will be interesting to see how the equipment finance sector responds in early 2016 and throughout the winter months.  " Jud Snyder, President, BMO Harris Equipment Finance Company, said, "This month's MLFI-25 corroborates feedback we are hearing from some of our clients. December saw a shift in confidence and reflects a pause in continued capital investment in certain sectors of the economy. Turbulent world markets and declining commodity prices, especially in energy, have combined to make companies carefully consider investment in large scale expansion projects. This is partially offset by the equipment finance industry's willingness to lend (reflected by the 80.2% credit approval factors) and the market's continued low interest rate environment. These two factors combine to make companies that are expanding more likely to consider debt or lease financing, as opposed to using cash for their capital acquisitions."

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe that our critical accounting policies affect our more significant judgments and complex estimates used in the preparation of our financial statements.

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.  There was no impairment charges recorded in 2015.  An impairment charge of approximately $503,000 was recorded for equipment written down to fair value in 2014, as a component of depreciation expense in the accompanying statements of operations.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2015, was cash provided by operating activities of approximately $1,327,000 and net proceeds from the sale of equipment of approximately $1,535,000, proceeds from debt financing agreements of approximately $290,000 and payments from finance leases of approximately $152,000. Our primary sources of cash for the year ended December 31, 2014, were cash provided by operating activities of approximately $2,731,000, payments from finance leases of approximately $86,000 and net proceeds from the sale of equipment of approximately $184,000.

Our primary uses of cash for the year ended December 31, 2015 was capital expenditures of approximately $171,000, investment in COF 2 of $1,500,000 (see note 5 - Commonwealth Opportunity Fund 2 (“COF 2”)), distributions to partners of approximately $2,666,000, limited partner redemptions of approximately $71,000 and the purchase of finance leases of approximately $38,000. Our primary uses of cash for the year ended December 31, 2014 were for capital expenditures of approximately $1,783,000, equipment acquisition fees paid to the General Partner of approximately $141,000, distributions to partners of approximately $2,674,000 and the purchase of finance leases of approximately $463,000. Capital expenditures are expected to continue to increase overall during 2016 as management focuses on additional equipment acquisitions. The General Partner intends to invest approximately $5,000,000 in additional equipment during 2016.

For the year ended December 31, 2015 cash was provided by operating activities of approximately $1,327,000 which includes a net loss of approximately $632,000 and depreciation and amortization expense of approximately $4,882,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,918,000 and earned interest on finance leases of approximately $27,000. For the year ended December 31, 2014 cash was provided by operating activities of approximately $2,731,000 which includes a net loss of approximately $1,750,000 and depreciation and amortization expense of approximately $6,740,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,707,000 and earned interest on finance leases of approximately $20,000.

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

At December 31, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $2,034,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015, the total cash bank balance was as follows:

Balance at December 31	2015
Total bank balance	$2,034,000
FDIC insured	(250,000)
Uninsured amount	$1,784,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2016 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates. Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2015.

As of December 31, 2015, we had future minimum rentals on non-cancellable operating leases of approximately $2,485,000 for 2016 and approximately $678,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2015, we had future minimum rentals on non-cancellable finance leases of approximately $154,000 for 2016 and approximately $218,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2015 was approximately $2,061,000 with interest rates ranging from 1.60% to 6.0% which will be payable through July 2019. We assumed debt in connection with the purchase of computer equipment of approximately $83,000 during 2015. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2016, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of its affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $409,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $8,708,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $939,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $20,830,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $2,023,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2016, as the Partnership builds its portfolio.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of December 31, 2015, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with Accounting Standards Codification (“ASC”) 323.  For the year ended December 31, 2015, the Partnership’s share of COF 2’s net loss is approximately $15,000, resulting in a net investment of approximately $1,485,000 at December 31, 2015.

RESULTS FROM OPERATIONS

For the year ended December 31, 2015, we recognized revenue of approximately $6,091,000, expenses of approximately $6,723,000, resulting in net loss of approximately $632,000. The reduction in net loss is primarily due to an overall reduction in expenses including but not limited to, depreciation and amortization expense, equipment management fees, legal fees and selling expenses.  This reduction in net loss was partially offset by a decline in overall revenue from $6,874,000 to $6,091,000 for the years ended December 31, 2015 and 2014, respectively.  This decrease in is primarily due to the extension of lease agreements at reduced rental rates partially offset by a gain on early termination of leases of approximately $860,000 from the parent company of ALSC (note 3).  For the year ended December 31, 2014, we recognized revenue of approximately $6,874,000 and expenses of approximately $8,739,000, and a gain from insurance recovery of approximately $115,000, resulting in net loss of approximately $1,750,000.

The Partnership had 138 active operating leases that generated lease revenue of approximately $5,698,000 for the year ended December 31, 2015 and had 162 active operating leases that generated lease revenue of approximately $6,840,000 for the year ended December 31, 2014. Management expects to add new leases to our portfolio throughout 2016. We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates. The Partnership is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 59% servers, 16% multifunction centers and printers, 17% desk and lap tops and 8% other. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2015, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 28%; 15%; 15% and; 10%.   For the year ended December 31, 2014, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 26%; 16% and; 14%.

For the years ended December 31, 2015 and 2014, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 6 of the financial statements. Operating expenses were approximately $1,328,000 and $1,354,000, respectively. This decline is primarily due to a decrease in legal fees and selling expenses, partially offset by an increase in “Other LP” expenses charged by CCC for the administration of the Partnership.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the years ended December 31, 2015 and 2014, equipment management fees were approximately $288,000 and $344,000 which is consistent with the increase in lease volume and revenue. Equipment management fees are expected to increase throughout 2016 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs.  For the years ended December 31, 2015 and 2014, these expenses were approximately $4,874,000 and $6,735,000, respectively.  This decrease is primarily attributable to decreases in the size of the portfolio and an impairment charge of $503,000 was recorded in 2014 with no impairment charges recorded in 2015.  The 2014 impairment charge was related to the ALSC default.

For the year ended December 31, 2015 and 2014, the Partnership recorded a gain/(loss) on the sale of equipment of approximately $365,000 and ($197,000), respectively.

Net loss was approximately $632,000 for the year ended December 31, 2015. This net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $1,750,000 for the year ended December 31, 2014.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2015 and 2014, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2015, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 56, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers, REISA and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 65, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina , age 44, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 67, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 75, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 50, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

Mark Hershenson, age 50, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 53, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and as Senior Vice President in December 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2015	AMOUNT INCURRED DURING 2014
The General Partner

Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2015, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.  As of December 31, 2015, equipment acquisition fees earned for operating and finance leases was approximately $10,000 and $2,000, respectively.

		$ 12,000	$ 202,000
The General Partner and its Affiliates

Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner, not including costs of the control persons, as defined in Item 10, in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2015 and 2014, the Partnership was charged approximately $821,000 and $717,000 in other LP expense, respectively.

		$ 1,296,000	$ 1,201,000

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

	$ 4,000	$ 38,000
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

	$ 288,000	$ 344,000

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

	$ 47,000	$ 6,000
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

	$ 27,000	$ 27,000

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

“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership’s books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing net Profits and net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing net profits and net losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of net profits or net loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms “net profit” or “net losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a Partner or joint venture.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $108,000 and $101,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2015 or 2014 besides fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2016 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund VII

Financial Statements

For the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund VII

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2015 and 2014 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 30, 2016

Commonwealth Income &

Growth Fund VII

Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,027,414	$3,177,323
Lease income receivable	252,585	407,374
Accounts receivable, Commonwealth Capital Corp, net	1,491,424	1,075,679
Other receivables, net of reserve of approximately $105,000 and $0 at
December 31, 2015 and 2014, respectively	498,401	1,867
Prepaid expenses	6,667	6,152
	4,276,491	4,668,395

Net investment in finance leases	414,926	508,871

Investment in COF 2	1,484,587	-

Equipment, at cost	20,203,394	25,296,684
Accumulated depreciation	(14,544,953)	(14,102,115)
	5,658,441	11,194,569
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $381,000 and $445,000 at December 31,
2015 and 2014, respectively	159,304	398,270
Prepaid acquisition fees	154,529	162,085
	313,833	560,355
Total Assets	$12,148,278	$16,932,190

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$111,608	$116,404
Accounts payable, CIGF, Inc.	114,688	30,504
Other accrued expenses	23,592	3,477
Unearned lease income	255,867	224,687
Notes payable	2,060,546	3,606,341
Total Liabilities	2,566,301	3,981,413
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	9,580,927	12,949,727
Total Partners' Capital	9,581,977	12,950,777
Total Liabilities and Partners' Capital	$12,148,278	$16,932,190

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund VII

Statements of Operations

	Years ended December 31,
	2015	2014
Revenue
Lease	$5,698,083	$6,839,957
Interest and other	27,295	34,067
Gain on sale of equipment	365,303	-
Total revenue and gain on sale of equipment	6,090,681	6,874,024

Expenses
Operating, excluding depreciation and amortization	1,328,329	1,353,873
Equipment management fee, General Partner	287,950	343,718
Interest	112,374	108,603
Depreciation	4,620,745	6,453,003
Amortization of equipment acquisition costs and deferred expenses	252,861	282,399
Loss on sale of equipment	-	197,233
Bad debt expense	105,000	-
Total expenses	6,707,259	8,738,829

Other income (loss)
Gain from insurance recovery	-	115,030
Loss on Equity in COF 2 investment	(15,413)	-
Total other income (loss)	(15,413)	115,030

Net loss	$(631,991)	$(1,749,775)

Net loss allocated to Limited Partners	$(658,646)	$(1,776,519)

Net loss per equivalent Limited Partnership unit	$(0.42)	$(1.13)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,567,331	1,572,484

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund VII

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,572,900	$1,050	$17,386,708	$17,387,758
Net income (loss)	-	-	26,744	(1,776,519)	(1,749,775)
Redemption	-	(1,200)	-	(12,799)	(12,799)
Distributions	-	-	(26,744)	(2,647,663)	(2,674,407)
Balance, December 31, 2014	50	1,571,700	$1,050	$12,949,727	$12,950,777
Net income (loss)	-	-	26,655	(658,646)	(631,991)
Redemption	-	(7,850)	-	(71,265)	(71,265)
Distributions	-	-	(26,655)	(2,638,889)	(2,665,544)
Balance, December 31, 2015	50	1,563,850	$1,050	$9,580,927	$9,581,977

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund VII

Statements of Cash Flow

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(631,991)	$(1,749,775)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,873,606	6,735,402
Amortization of initial direct costs - finance leases	8,159	5,435
(Gain) loss on sale of equipment	(365,303)	197,233
Bad debt expense	105,000	-
Loss on equity in COF 2 investment	15,413	-
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(1,918,290)	(1,707,343)
Earned interest on finance leases	(27,021)	(20,286)
Changes in assets and liabilities
Lease income receivable	49,789	(298,103)
Accounts receivable, Commonwealth Capital Corp., net	(415,745)	(200,790)
Other receivables	(496,534)	109,055
Prepaid Expenses	(515)	(4,788)
Accounts payable	(4,796)	36,791
Accounts payable, CIGF, Inc., net	84,184	(63,072)
Other accrued expenses	20,115	(369,448)
Unearned lease income	31,180	60,388
Net cash provided by operating activities	1,327,251	2,730,699

Cash flows from investing activities
Capital expenditures	(171,379)	(1,782,948)
Purchase of finance leases	(38,004)	(462,529)
Payment from finance leases	152,331	86,028
Equipment acquisition fees paid to the General Partner	(4,134)	(140,512)
Net proceeds from the sale of equipment	1,534,932	184,150
Investment in COF 2	(1,500,000)	-
Net cash used in investing activities	(26,254)	(2,115,811)

Cash flows from financing activities
Redemptions	(71,265)	(12,799)
Proceeds from debt financing	289,628	-
Debt placement fee paid to the General Partner	(3,725)	(37,708)
Distributions to partners	(2,665,544)	(2,674,407)
Net cash used in financing activities	(2,450,906)	(2,724,914)

Net decrease in cash and cash equivalents	(1,149,909)	(2,110,026)

Cash and cash equivalents beginning of year	3,177,323	5,287,349

Cash and cash equivalents end of year	$2,027,414	$3,177,323

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

For the year ended December 31, 2015 and 2014, limited partners redeemed 7,850 and 1,200 units, respectively, of partnership interest for a total redemption price of approximately $71,000 and $13,000, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”).

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2015 and 2014, cash distributions to limited partners for each quarter were made at a rate of approximately 8.5% of their original contributed capital. Distributions during each of the years ended December 31, 2015 and 2014 were made to limited partners in the amount of approximately $1.68 per unit based on each investor's number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no assets measured on a non-recurring basis at December 31, 2015.  Fair Value Measurements on a nonrecurring basis as of December 31, 2014 is as follows:

	Fair Value as of December 31, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$1,025,000	$-	$1,025,000	$-

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis. There were no impairment charges recorded in 2015.  An impairment charge of approximately $503,000 was recorded for equipment written down to fair value in 2014, as a component of depreciation expense in the accompanying statements of operations.  The fair value of equipment was calculated using a market approach for 2014. The market approach utilized third party appraisals or comparable sales of similar assets which are inputs classified as level 2 within the fair value hierarchy.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2015 and 2014 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2015 and 2014 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the years ended December 31, 2015 and 2014 were approximately $877,000 (note 3 – ALSC disclosure, default of a significant lessee) and $228,000, respectively.

Equity Method Investment

The Partnership accounts for its investment in COF2 under the equity method in accordance with Accounting Standards Codification (“ASC”) 323.  Under the equity method, the Partnership records its proportionate share of the Fund’s net income (loss).  Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of distributions and allocation formulas, if any, as described in such governing documents.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type. There were no impairment charges recorded in 2015.  An impairment charge of approximately $503,000 was recorded for equipment written down to fair value in 2014, as a component of depreciation expense in the accompanying statements of operations.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs.  CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

At December 31, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $2,034,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015 and 2014, the total cash bank balance was as follows:

Balance at December 31	2015	2014
Total bank balance	$2,034,000	$3,188,000
FDIC insured	(250,000)	(250,000)
Uninsured amount	$1,784,000	$2,938,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

Net Loss Per Equivalent Limited Partnership Unit

The net loss per equivalent limited partnership unit is computed based upon net income loss allocated to the limited partners and the weighted average number of equivalent units outstanding during the year.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after

December 15, 2017, including interim periods within those fiscal years. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity.  This was adopted January 1, 2015; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no discontinued operations during the year ended December 31, 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and Other Business-Essential Capital Equipment (“equipment”)

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the years ended December 31, 2015 and 2014, there were no remarketing fees paid with cash or netted against receivables due from such parties.

The Partnership recorded an impairment charge of approximately $503,000 during the year ended December 31, 2014 as impairment indicators were noted, and is included in depreciation expense in the accompanying statement of operations.  There were no impairment charges recorded in 2015.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 9 - Medshare).

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $8,708,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $939,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $20,830,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $2,023,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases:

Years Ended December 31,	Amount
Year ending December 31, 2016	$2,485,000
Year ending December 31, 2017	648,000
Year ending December 31, 2018	30,000
$3,163,000

Finance Leases:

The following lists the components of the net investment in finance leases:

At December 31,	2015	2014
Total minimum lease payments to be received	$372,000	$484,000
Estimated residual value of leased equipment (unguaranteed)	66,000	62,000
Initial direct costs finance leases	10,000	17,000
Less: unearned income	(33,000)	(54,000)
Net investment in finance leases	$415,000	$509,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	38%
Moderate	62%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of the year ended December 31, 2015 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnership’s at year end December 31, 2015 was approximately $161,000 and is included on its balance sheet. The total net investment in finance leases shared by the Partnership with other partnerships at year end December 31, 2015 was approximately $322,000.

The following is a schedule of future minimum rentals on non-cancelable finance leases:

At December 31,	Amount
Year ending December 31, 2016	$154,000
Year ending December 31, 2017	149,000
Year ending December 31, 2018	68,000
Year ending December 31, 2019	1,000
$372,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2015	2014
Cummins, Inc.	28%	26%
American Laser Skin Care	15%	16%
Alliant Techsystems	15%	**%
Aetna Life Insurance	10%	14%

 ** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of lease income receivable:

At December 31,	2015	2014
Raytheon Company	30%	**%
Cummins, Inc	22%	**%
Cargill, Inc.	22%	11%
Verso Paper Holding, LLC	14%	**%
American Laser Skin Care	**%	50%
Alliant Techsystems	**%	13%

 ** Represents less than 10% of lease income receivable

5. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  For the year ended December 31, 2015, the Partnership’s share of COF 2’s net loss is approximately $15,000, resulting in a net investment of approximately $1,485,000 at December 31, 2015. (see COF 2 Financial Summary below).

COF 2 2015 Summarized Financial Information
Assets	$5,234,000
Liabilities	$934,000
Partners' capital	$4,300,000
Revenue	$146,000
Expenses	$190,000
Net loss	$(44,000)

6. Related Party Transactions

Receivables/Payables

As of December 31, 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Years ended December 31,	2015	2014
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the years ended December 31, 2015 and 2014, the Partnership was charged approximately $821,000 and $717,000 in other LP expense, respectively.

	$1,296,000	$1,201,000

Equipment acquisition fee

The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2015, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.  As of December 31, 2015, equipment acquisition fees earned for operating and finance leases was approximately $10,000 and $2,000, respectively.  As of December 31, 2014, equipment acquisition fees earned for operating and finance leases was approximately $184,000 and $18,000, respectively.

	$12,000	$202,000

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

	$4,000	$38,000

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

	$288,000	$344,000

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

	$47,000	$6,000

7. Notes Payable

Notes payable consisted of the following approximate amounts:

At December 31,	2015	2014
Installment note payable to bank; interest at 4.23% due in quarterly installments of $10,311, including interest, with final payment in September 2015	$-	$30,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $17,828, including interest, with final payment in November 2015	-	192,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest, with final payment in February 2016	33,000	226,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	49,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	22,000	65,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	99,000	226,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $25,798 to $47,859, including interest, with final payment in August 2016	216,000	492,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	79,000	180,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $944 to $8,324, including interest, with final payment due in September 2016	47,000	-
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	6,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest, with final payment due in December 2016	87,000	171,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest, with final payment due in December 2016	74,000	143,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest, with final payment in February 2017	26,000	46,000
Installment notes payable to bank; interest at 4.23% due in monthly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	337,000	15,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest, with final payment in June 2017	145,000	240,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments of $1,051 to $25,788, including interest, with final payment in July 2017	335,000	558,000
Installment notes payable to bank; interest ranging from 4.23% due in quarterly installments of $284 to $55,093, including interest, with final payment in July 2017	-	548,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	81,000	132,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	4,000	7,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	73,000	114,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	5,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	4,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	70,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest, with final payment in December 2017	53,000	78,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	4,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in March 2018	8,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest, with final payment in March 2018	32,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	143,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	29,000	-
	$2,061,000	$3,606,000

The notes are secured by specific technology equipment with a carrying value of approximately $3,171,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2015 are as follows:

Years Ended December 31,	Amount
2016	$1,492,000
2017	531,000
2018	36,000
2019	2,000
$2,061,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $409,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

8. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Years Ended December 31,	2015	2014
Debt assumed in connection with purchase of technology equipment	$83,000	$2,812,000
Debt assumed and satisfaction of accrued expenses in 2014 in connection with acquisition of equipment in 2013	$-	$959,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$8,000	$62,000

During the years ended December 31, 2015 and 2014, the Partnership wrote off fully amortized acquisition and finance fees of approximately $315,000 and $230,000, respectively.

During the years ended December 31, 2015 and 2014, the Partnership wrote off fully depreciated equipment of approximately $0 and $46,000, respectively.

During the year ended December 31, 2014, the Partnership recorded impairment charges of approximately $503,000.  There were no impairment charges for the year ended December 31, 2015.

9. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of December 31, 2015, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds and has recorded a reserve against the outstanding receivable of $105,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

10. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows:

Years Ended December 31,	2015	2014
Financial statement basis of net assets	$9,581,977	$12,950,777
Tax basis of net assets (unaudited)	7,694,508	8,150,834
Difference (unaudited)	$1,887,469	$4,799,943

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2015	2014
Net loss for financial reporting purposes to taxable income	$(631,991)	$(1,749,775)
Adjustments (unaudited)
Gain on sale of equipment	322,127	255,378
Depreciation	3,001,193	1,157,621
Amortization	201,335	227,273
Unearned lease income	130,045	86,816
Penalties	1,453	3,208
Bad debts	105,000	-
Other	(846,029)	(25,081)
Taxable income (loss) on the Federal Partnership return (unaudited)	$2,283,133	$(74,560)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.