Form 10-Q
period 2016-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2016-05-16
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 or

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

YES ☐ NO ☒

FORM 10-Q

MARCH 31, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$ 2,180,872	$ 2,027,414
Lease income receivable	352,077	252,585
Accounts receivable, Commonwealth Capital Corp, net	1,299,524	1,491,424
Other receivables, net of reserve of approximately $137,000 and $105,000 at March 31, 2016 and December 31, 2015, respectively	459,180	498,401
Receivable from COF 2	56,843	-
Prepaid expenses	5,972	6,667
	4,354,468	4,276,491

Net investment in finance leases	380,361	414,926

Investment in COF 2	1,420,080	1,484,587

Equipment, at cost	19,561,536	20,203,394
Accumulated depreciation	(14,995,612)	(14,544,953)
	4,565,924	5,658,441

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $302,000 and $381,000 at March 31, 2016 and December 31, 2015, respectively	120,691	159,304
Prepaid acquisition fees	154,529	154,529
	275,220	313,833
Total Assets	$ 10,996,053	$ 12,148,278

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$ 136,421	$ 111,608
Accounts payable, CIGF, Inc.	58,591	114,688
Other accrued expenses	595,278	23,592
Unearned lease income	149,843	255,867
Notes payable	1,609,632	2,060,546
Total Liabilities	2,549,765	2,566,301
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	8,445,238	9,580,927
Total Partners' Capital	8,446,288	9,581,977
Total Liabilities and Partners' Capital	$ 10,996,053	$ 12,148,278

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2016	2015
Revenue
Lease	$ 966,655	$ 1,354,173
Interest and other	4,859	6,655
Gain on sale of equipment	93,900	59,330
Total revenue and gain on sale of equipment	1,065,414	1,420,158

Expenses
Operating, excluding depreciation and amortization	390,046	375,137
Equipment management fee, General Partner	49,102	68,453
Interest	20,918	30,870
Depreciation	975,763	1,291,070
Amortization of equipment acquisition costs and deferred expenses	39,028	69,102
Bad debt expense	32,371	-
Total expenses	1,507,228	1,834,632

Other loss
Loss in investment from COF 2	(7,663)	-
Total other loss	(7,663)	115,030

Net loss	$ (449,477)	$ (414,474)

Net loss allocated to Limited Partners	$ (456,117)	$ (421,155)

Net loss per equivalent Limited Partnership unit	$ (0.29)	$ (0.27)
Weighted average number of equivalent limited partnership units outstanding during the year	1,562,201	1,569,950

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,563,850	$ 1,050	$ 9,580,927	$ 9,581,977
Net loss	-	-	6,640	(456,117)	(449,477)
Redemption	-	(2,500)	-	(22,264)	(22,264)
Distributions	-	-	(6,640)	(657,308)	(663,948)
Balance, March 31, 2016	50	1,561,350	$ 1,050	$ 8,445,238	$ 8,446,288

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net cash provided by (used in) operating activities	$ 42,553	$ (224,281)

Cash flows from investing activities
Capital expenditures	(1,627)	(39,322)
Purchase of finance leases	-	(26,714)
Payment from finance leases	38,438	37,250
Equipment acquisition fees paid to the General Partner	(347)	(1,355)
Net proceeds from the sale of equipment	219,304	1,041,623
Net cash provided by investing activities	255,768	1,011,482

Cash flows from financing activities
Redemptions	(22,264)	(4,595)
Debt placement fee paid to the General Partner	(70)	(257)
Distributions to partners	(122,529)	(668,134)
Net cash used in financing activities	(144,863)	(672,986)

Net increase in cash and cash equivalents	153,458	114,215

Cash and cash equivalents beginning of period	2,027,414	3,177,323

Cash and cash equivalents end of period	$ 2,180,872	$ 3,291,538

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the three months ended March 31, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the three months ended March 31, 2016.

Equity Method Investment

The Partnership accounts for its 34% investment in COF2 under the equity method in accordance with Accounting Standards Codification (“ASC”) 323.  Under the equity method, the Partnership records its proportionate share of the Fund’s net income (loss).  Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of distributions and allocation formulas, if any, as described in such governing documents.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2016, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $2,186,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2016, the total cash bank balance was as follows:

At March 31, 2016	Balance
Total bank balance	$2,186,000
FDIC insured	(250,000)
Uninsured amount	$1,936,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting- Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  For the three months ended March 31, 2016 and 2015, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 8 - Medshare).

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2016 was approximately $8,708,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2016 was approximately $727,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2016 was approximately $20,830,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2016 was approximately $1,551,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  As additional investment opportunities arise during 2016, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2016	$1,832,000
Year Ended December 31, 2017	672,000
Year Ended December 31, 2018	34,000
$2,538,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

At March 31,	March 31, 2016	December 31, 2015
Total minimum lease payments to be received	$333,000	$372,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	8,000	10,000
Less: unearned income	(27,000)	(33,000)
Net investment in finance leases	$380,000	$415,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk include both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	38%
Moderate	-%
Moderate-High	62%
High	-%
Net finance lease receivable	100%

As of March 31, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at March 31, 2016 and December 31, 2015, was approximately $148,000 and $161,000, respectively.  The total net investment in finance leases shared by the Partnership with other partnerships at March 31, 2016 and December 31, 2015, was approximately $295,000 and $322,000, respectively.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at March 31, 2016:

Amount
Nine months ended December 31, 2016	$115,000
2017	148,000
2018	68,000
2019	2,000
Total	$333,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership’s net investment in COF 2 at March 31, 2016 was approximately $1,457,000 (see COF 2 Financial Summary below).  During the three months ended March 31, 2016, COF 2 declared a 2016 first quarter distribution to the Partnership of approximately $57,000.

	March, 31	December 31,
COF 2 Summarized Financial Information	2016	2015
Assets	$ 5,502,000	$ 5,234,000
Liabilities	$ 1,393,000	$ 934,000
Partners' capital	$ 4,109,000	$ 4,300,000
Revenue	$ 148,000	$ 146,000
Expenses	$ 170,000	$ 190,000
Net loss	$ (22,000)	$ (44,000)

5. Related Party Transactions

Receivables/Payables

As of March 31, 2016 and December 31, 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2016	2015
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the three months ended March 31, 2016 and 2015, the Partnership was charged approximately $167,000 and $206,000 in Other LP expense, respectively.

	$331,000	$361,000

Equipment acquisition fee

The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the three months ended March 31, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $300 and $0, respectively.  For the three months ended March 31, 2015, the General Partner earned acquisition fees from operating and finance leases of approximately $3,000 and $1,000, respectively.  At March 31, 2016, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.

	$300	$4,000

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

	$100	$1,000

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

	$49,000	$68,000

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

	$7,000	$32,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2016	December 31, 2015
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	$ -	$ 33,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	25,000	49,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	11,000	22,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	66,000	99,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	51,000	76,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	94,000	140,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	53,000	79,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $944 to $8,324, including interest, with final payment in September 2016	22,000	47,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	4,000	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	66,000	87,000

Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	55,000	74,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	21,000	26,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	283,000	337,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	121,000	145,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	69,000	81,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	289,000	335,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	4,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	62,000	73,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	5,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	3,000	4,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	60,000	70,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	47,000	53,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	3,000	4,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	7,000	8,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	28,000	32,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	6,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	128,000	143,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	27,000	29,000
	$ 1,610,000	$ 2,061,000

The notes are secured by specific equipment with a carrying value of approximately $2,778,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2016 are as follows:

Amount
Nine months ended December 31, 2016	$1,038,000
Year ended December 31, 2017	532,000
Year ended December 31, 2018	38,000
Year ended December 31, 2019	2,000
$1,610,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at March 31, 2016 was approximately $237,000 and is secured by specific equipment under both operating and finance leases.  The carrying value of the secured equipment under operating leases is approximately $124,000.  The carrying value of the secured equipment under finance leases is approximately $252,000.

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$458,000	$517,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2016	2015
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$2,000
Debt assumed in connection with purchase of equipment	$7,000	$26,000
Accrual for redemptions to partners paid in April 2015	$-	$11,000
Accrual for distributions to partners paid in April 2016	$541,000	$-

During the three months ended March 31, 2016 and 2015, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $118,000 and $51,000, respectively.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of March 31, 2016, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds and has recorded a reserve against the outstanding receivable of $137,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.1 billion, up 33% from new business volume in February. Volume was down 11% from $9.1 billion in March 2015. Year to date, cumulative new business volume decreased 9% compared to 2015.

ELFA President and CEO Ralph Petta said, "Despite showing a relatively healthy increase over February originations, March new business volume continued its decelerating trajectory when compared to the same period in the prior year. Headwinds continue to tamp down a pattern of consistent growth within the equipment finance sector, as U.S. businesses are uncertain about the outlook for strong and consistent growth in the U.S. economy. Credit quality appears mixed. While the monthly delinquency data is promising, the sharp increase in losses bears careful monitoring in the months ahead."

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

Equity Method Investment

The Partnership accounts for its 34% investment in COF2 under the equity method in accordance with Accounting Standards Codification (“ASC”) 323.  Under the equity method, the Partnership records its proportionate share of the Fund’s net income (loss).  Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of distributions and allocation formulas, if any, as described in such governing documents.

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

REVENUE RECOGNITION

Through March 31, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2016 and 2015 were approximately $5,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2016, was cash provided by operating activities of approximately $43,000 and net proceeds from the sale of equipment of approximately $219,000 and payments received from finance leases of approximately $38,000.  This compares to the three months ended March 31, 2015 where our primary sources of cash were provided by net proceeds from the sale of equipment of approximately $1,042,000 and payments received from finance leases of approximately $37,000.

Our primary uses of cash for the three months ended March 31, 2016 were distributions to partners of approximately $123,000 and limited partner redemptions of approximately $22,000.  For the three months ended March 31, 2015, our primary uses of cash were net cash used in operating activities of approximately $224,000, the purchase of new equipment of approximately $39,000, distributions to partners of approximately $668,000 and purchase of finance leases of approximately $27,000.

Cash provided by operating activities for the three months ended March 31, 2016 was approximately $43,000, including a net loss of approximately $449,000 and depreciation and amortization expenses of approximately $1,015,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $458,000. This compares to the three months ended March 31, 2015 with cash used in operating activities of approximately $224,000, including a net loss of approximately $414,000 and depreciation and amortization expenses of approximately $1,360,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $517,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2016 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $7,000,000 or more during the remainder of 2016, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2016, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $2,186,000. Bank accounts are federally insured up to $250,000. At March 31, 2016, the total cash bank balance was as follows:

At March 31, 2016	Balance
Total bank balance	$2,186,000
FDIC insured	(250,000)
Uninsured amount	$1,936,000

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

As of March 31, 2016, we had future minimum rentals on non-cancelable operating leases of approximately $1,840,000 for the balance of the year ending December 31, 2016 and approximately $706,000 thereafter.

As of March 31, 2016, we had future minimum rentals on non-cancelable finance leases of approximately $115,000 for the balance of the year ending December 31, 2016 and approximately $218,000 thereafter.

As of March 31, 2016, our non-recourse debt was approximately $1,610,000 with interest rates ranging from 1.60% through 6.00% and is payable through July 2019.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000.  The Partnership’s portion of the current loan amount at March 31, 2016 was approximately $237,000 and is secured by specific equipment under both operating and finance leases.  The carrying value of the secured equipment under operating leases is approximately $124,000.  The carrying value of the secured equipment under finance leases is approximately $252,000.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of March 31, 2016, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds and has recorded a reserve against the outstanding receivable of $137,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership’s net investment in COF 2 at March 31, 2016 was approximately $1,457,000 (see COF 2 Financial Summary below).  During the three months ended March 31, 2016, COF 2 declared a 2016 first quarter distribution to the Partnership of approximately $57,000.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Lease Revenue

Our lease revenue declined to approximately $967,000 for the three months ended March 31, 2016, from approximately $1,354,000 for the three months ended March 31, 2015.  The Partnership had 122 and 132 active operating leases that generated lease revenue for the three months ended March 31, 2016 and 2015, respectively.  This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) in the second quarter of 2015.  Management expects to continue to add new leases to the Partnership’s portfolio throughout 2016. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended March 31, 2016, the Partnership sold equipment with a net book value of approximately $125,000 for a net gain of approximately $94,000.  For the three months ended March 31, 2015, the Partnership sold equipment with a net book value of approximately $982,000 for a net gain of approximately $59,000. This gain is primarily a result of the sale of fully depreciated equipment to a lessee and equipment sales to a third party as a result of an asset purchase agreement (see Note 3).

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $390,000 for the three months ended March 31, 2016, from approximately $375,000 for the three months ended March 31, 2015.  This increase is primarily due to an increase in legal fees, partially offset by a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership and accounting fees.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $49,000 for the three months ended March 31, 2016 from approximately $68,000 for the three months ended March 31, 2015. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2016 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,015,000 for the three months ended March 31, 2016, from approximately $1,360,000 for the three months ended March 31, 2015.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2016.

Net Loss

For the three months ended March 31, 2016, we recognized revenue of approximately $1,065,000, expenses of approximately $1,507,000 and other loss of $8,000, resulting in a net loss of approximately $450,000. This net loss is attributable to the changes in revenue and expenses as discussed above.  For the three months ended March 31, 2015, we recognized revenue of approximately $1,420,000 and expenses of approximately $1,834,000, resulting in a net loss of approximately $414,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,031,000.  As of March 31, 2016, the Partnership has received approximately $534,000 of the approximate $1,031,000 sale proceeds and has recorded a reserve against the outstanding receivable of $137,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 16, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 16, 2016 Date	By: /s/ Lynn A. Franceschina Lynn A. Franceschina Executive Vice President, Chief Operating Officer