Form 10-Q
period 2016-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2016-08-15
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 or

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
YES ☐ NO ☒

 FORM 10-Q
JUNE 30, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$1,394,133	$2,027,414
Lease income receivable	399,539	252,585
Accounts receivable, Commonwealth Capital Corp., net	1,516,740	1,491,424
Other receivables, net of reserve of approximately $137,371 and
$105,000 at June 30, 2016 and December 31, 2015, respectively	370,515	498,401
Receivable from COF2	22,438	-
Prepaid expenses	17,365	6,667
	3,720,730	4,276,491

Net investment in finance leases	345,437	414,926

Investment in COF 2	1,344,384	1,484,587

Equipment, at cost	19,726,699	20,203,394
Accumulated depreciation	(15,312,109)	(14,544,953)
	4,414,590	5,658,441

Equipment acquisition costs and deferred expenses, net of accumulated
amortization of approximately $318,000 and $381,000 at June 30, 2016 and December 31, 2015, respectively	120,948	159,304
Prepaid acquisition fees	154,529	154,529
	275,477	313,833
Total Assets	$10,100,618	$12,148,278

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$132,931	$111,608
Accounts payable, CIGF, Inc.	92,548	114,688
Other accrued expenses	400,000	23,592
Unearned lease income	142,176	255,867
Notes payable	1,738,930	2,060,546
Total Liabilities	2,506,585	2,566,301

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	7,592,983	9,580,927
Total Partners' Capital	7,594,033	9,581,977
Total Liabilities and Partners' Capital	$10,100,618	$12,148,278

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Lease	$904,990	$2,112,672	$1,871,646	$3,466,845
Interest and other	12,948	8,780	17,806	15,435
Gain on sale of equipment	6,510	26,388	100,410	85,718
Total revenue and gain on sale of equipment	924,448	2,147,840	1,989,862	3,567,998

Expenses
Operating, excluding depreciation and amortization	276,665	332,061	666,711	707,198
Equipment management fee, General Partner	46,018	106,399	95,120	174,852
Interest	17,622	31,779	38,540	62,649
Depreciation	834,955	1,172,238	1,810,718	2,463,308
Amortization of equipment acquisition costs and deferred expenses	35,098	62,560	74,126	131,662
Bad debt expense	-	105,000	32,371	105,000
Total expenses	1,210,358	1,810,037	2,717,586	3,644,669

Other loss
Loss in investment in COF 2	(53,258)	-	(60,921)	-
Total other loss	(53,258)	-	(60,921)	-

Net (loss) income	$(339,168)	$337,803	$(788,645)	$(76,671)

Net (loss) income allocated to Limited Partners	$(344,299)	$331,129	$(800,416)	$(90,026)

Net (loss) income per equivalent Limited Partnership unit	$(0.22)	$0.21	$(0.51)	$(0.06)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,561,350	1,569,488	1,561,776	1,570,454

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,563,850	$1,050	$9,580,927	$9,581,977
Net income (loss)	-	-	11,771	(800,416)	(788,645)
Redemption	-	(2,500)	-	(22,264)	(22,264)
Distributions	-	-	(11,771)	(1,165,264)	(1,177,035)
Balance, June 30, 2016	50	1,561,350	$1,050	$7,592,983	$7,594,033

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$36,325	$1,419,974

Cash flows from investing activities
Capital expenditures	(188,689)	(114,733)
Purchase of finance leases	-	(33,402)
Payments from finance leases	76,876	75,532
Equipment acquisition fees paid to General Partner	(30,127)	(4,134)
Net proceeds from the sale of equipment	286,719	1,073,354
Net cash provided by investing activities	$144,779	$996,617

Cash flows from financing activities
Distributions to partners	(786,476)	(1,335,524)
Redemption	(22,264)	(21,175)
Debt placement fee paid to the General Partner	(5,645)	(724)
Net cash used in financing activities	(814,385)	(1,357,423)

Net (decrease) increase in cash and cash equivalents	(633,281)	1,059,168

Cash and cash equivalents beginning of period	2,027,414	3,177,323

Cash and cash equivalents end of period	$1,394,133	$4,236,491

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during six months ended June 30, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the six months ended June 30, 2016.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2016, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,399,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2016, the total cash bank balance was as follows:

At June 30, 2016	Balance
Total bank balance	$1,399,000
FDIC insured	(250,000)
Uninsured amount	$1,149,000

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

Recent Accounting Pronouncements

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the six months ended June 30, 2016 and 2015, the partnership incurred remarketing fees of $0 and $300, respectively. For the six months ended June 30, 2016 and 2015, there were no remarketing fees paid with cash or netted against receivables due from such parties.

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

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors..

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2016 was approximately $8,708,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2016 was approximately $512,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2016 was approximately $20,830,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2016 was approximately $1,074,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, the Partnership expects total shared equipment and related debt to continue to trend higher for the remainder of 2016 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2016:

Periods Ended December 31,	Amount
Six months ended December 31, 2016	$1,214,000
Year Ended December 31, 2017	901,000
Year Ended December 31, 2018	221,000
Year Ended December 31, 2019	70,000
Year Ended December 31, 2020	7,000
$2,413,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

At June 30,	June 30, 2016	December 31, 2015
Total minimum lease payments to be received	$295,000	$372,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	6,000	10,000
Less: unearned income	(22,000)	(33,000)
Net investment in finance leases	$345,000	$415,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	39%
Moderate	-%
Moderate-High	61%
High	-%
Net finance lease receivable	100%

As of June 30, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at June 30, 2016 and December 31, 2015, was approximately $134,000 and $161,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at June 30, 2016 and December 31, 2015, was approximately $269,000 and $322,000, respectively.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2016:
Amount
Six months ended December 31, 2016	$76,000
2017	149,000
2018	68,000
2019	2,000
Total	$295,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2016 was approximately $1,337,000 (see COF 2 Financial Summary below). During the six months ended June 30, 2016, COF 2 declared distributions to the Partnership of approximately $110,000.

	June, 30	December 31,
COF 2 Summarized Financial Information	2016	2015*
Assets	$5,785,000	$5,234,000
Liabilities	$1,899,000	$934,000
Partners' capital	$3,886,000	$4,300,000
Revenue	$394,000	$146,000
Expenses	$573,000	$190,000
Net loss	$(179,000)	$(44,000)
* As of December 31, 2015 and for the period August 13, 2015(date of inception) through December 31, 2015

5. Related Party Transactions

Receivables/Payables

As of June 30, 2016 and December 31, 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2016	2015

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2016 and 2015, the Partnership was charged approximately $309,000 and $412,000 in other LP expense, respectively.
	$651,000	$674,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $30,000 and $0, respectively. At June 30, 2016, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.	$30,000	$12,000

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
	$6,000	$1,000

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
	$95,000	$175,000
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
	$9,000	$33,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2016	December 31, 2015
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	$-	$33,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	-	49,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	-	22,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	33,000	99,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	26,000	76,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	47,000	140,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	27,000	79,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $944 to $8,324, including interest, with final payment in September 2016	4,000	47,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	2,000	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	44,000	87,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	37,000	74,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	16,000	26,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	228,000	337,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	97,000	145,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	56,000	81,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	242,000	335,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	3,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	51,000	73,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	4,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	3,000	4,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	50,000	70,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	40,000	53,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	3,000	4,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	6,000	8,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	25,000	32,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	105,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	6,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	113,000	143,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	84,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	304,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	25,000	29,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	58,000	-
	$1,739,000	$2,061,000

The notes are secured by specific equipment with a carrying value of approximately $2,573,000 as of June 30, 2016 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2016 are as follows:

Amount
Six months ended December 31, 2016	$725,000
Year ended December 31, 2017	729,000
Year ended December 31, 2018	207,000
Year ended December 31, 2019	71,000
Year ended December 31, 2020	7,000
$1,739,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at June 30, 2016 was approximately $192,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $101,000.  The carrying value of the secured equipment under finance leases is approximately $227,000.

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$885,000	$988,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2016	2015
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$7,000
Debt assumed in connection with purchase of equipment	$564,000	$72,000
Accrual for distributions to partners paid in July 2016 (included in other accrued expenses)	$391,000	$-
Accrued expenses incurred in connection with the purchase of technology equipment	$-	$67,000

During the six months ended June 30, 2016 and 2015, the Partnership wrote off fully amortized acquisition and finance fees of approximately $137,000 and $123,000, respectively.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership has received approximately $545,000 of the approximate $1,033,000 sale proceeds, has recorded a reserve against the outstanding receivable of $137,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June 2016 was $10.0 billion, up 3% year-over-year from new business volume in June 2015. Volume was up 47% month-to-month from $6.8 billion in May 2016. Year to date, cumulative new business volume decreased 7% compared to 2015.

ELFA President and CEO Ralph Petta said, "New business volume experienced a healthy increase in June, eclipsing a similarly strong year-ago month. In fact, June's originations were the largest since end-of-year 2015, when business activity in the equipment finance sector typically spikes upward. However, volume for the year thus far is still down when compared to last year at this time. This uneven performance appears to reflect the trend toward continued slow economic growth and volatile equity markets in the U.S., as well as troubling international events that are causing business owners to approach capital investment decisions with a wary eye. A decline in portfolio quality contributes to a narrative of an equipment finance market trying to gain its footing in the face of a volatile economy amidst a recent period of uncertain political and social unrest."

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

REVENUE RECOGNITION

Through June 30, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2016 and 2015 were approximately $43,000 and $876,000 (note 3 – ALSC disclosure, default of a significant lessee), respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2016 were cash provided by operating activities of approximatley $36,000, net proceeds from the sale of equipment held under operating leases of approximately $287,000 and payments received from finance leases of approximately $77,000. This compares to the six months ended June 30, 2015 where the primary source of cash was provided by operating activities of approximately $1,420,000, net proceeds from the sale of equipment held under operating leases of approximately $1,073,000 and payments received from finance leases of approximately $76,000.

Our primary uses of cash for the six months ended June 30, 2016 was the purchase of new equipment of approximately $189,000, equipment acquisition fees paid to General Partner of approximately $30,000, redemptions of approximately $22,000 and distributions to partners of approximately $786,000. Distributions of approximately $391,000 were accrued at June 30, 2016 and paid in July 2016. For the six months ended June 30, 2015, our primary uses of cash were for the purchase of new equipment of approximately $115,000, purchase of finance leases of approximately $33,000 and distributions to partners of approximately $1,336,000.

Cash used in operating activities for the six months ended June 30, 2016 was approximately $147,000, including a net loss of approximately $789,000 and depreciation and amortization expenses of approximately $1,885,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $885,000 and bad debt expense of approximately $32,000. This compares to the six months ended June 30, 2015 where cash was provided by operating activities of approximately $1,420,000, including a net loss of approximately $77,000 and depreciation and amortization expenses of approximately $2,595,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $988,000 and bad debt expense of approximately $105,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2016 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $5,000,000 or more during the remainder of 2016, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2016, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,399,000. Bank accounts are federally insured up to $250,000. At June 30, 2016, the total cash bank balance was as follows:

At June 30, 2016	Balance
Total bank balance	$1,399,000
FDIC insured	(250,000)
Uninsured amount	$1,149,000

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

As of June 30, 2016, we had future minimum rentals on non-cancelable operating leases of approximately $1,214,000 for the balance of the year ending December 31, 2016 and approximately $1,199,000 thereafter.

As of June 30, 2016, we had future minimum rentals on non-cancelable finance leases of approximately $76,000 for the balance of the year ending December 31, 2016 and approximately $219,000 thereafter.

As of June 30, 2016, our non-recourse debt was approximately $1,739,000 with interest rates ranging from 1.6% through 6.00% and is payable through May 2020.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at June 30, 2016 was approximately $192,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $101,000.  The carrying value of the secured equipment under finance leases is approximately $227,000.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership has received approximately $545,000 of the approximate $1,033,000 sale proceeds, has recorded a reserve against the outstanding receivable of $137,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2016 was approximately $1,344,000. During the three months ended June 30, 2016, COF 2 declared a 2016 second quarter distribution to the Partnership of approximately $53,000, which is recorded in receivables at June 30, 2016.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Lease Revenue

Our lease revenue decreased to approximately $905,000 for the three months ended June 30, 2016, from approximately $2,113,000 for the three months ended June 30, 2015. The Partnership had 118 and 127 active operating leases that generated lease revenue for the three months ended June 30, 2016 and 2015, respectively. This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) in the second quarter of 2015. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2016. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended June 30, 2016, the Partnership sold equipment with a net book value of approximately $60,000 for a net gain of approximately $7,000. For the three months ended June 30, 2015, the Partnership sold equipment with a net book value of approximately $5,000 for a net gain of approximately $26,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses declined to approximately $277,000 for the three months ended June 30, 2016, from approximately $332,000 for the three months ended June 30, 2015. This decrease is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $63,000, partially offset by an increase in accounting fees and financial reporting and IT related expenses of approximately $9,000 as a result of a change in software used for SEC electronic filing and CRM/Great Plains accounting system interface.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $46,000 for the three months ended June 30, 2016 from approximately $106,000 for the three months ended June 30, 2015. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2016 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $870,000 for the three months ended June 30, 2016, from approximately $1,235,000 for the three months ended June 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2016.

Net (Loss) Income

For the three months ended June 30, 2016, we recognized revenue of approximately $924,000 and expenses of approximately $1,210,000 and other loss of $53,000, resulting in net loss of approximately $339,000. This net loss is primarily due to the changes in revenue and expenses as described above. For the three months ended June 30, 2015, we recognized revenue of approximately $2,148,000 and expenses of approximately $1,810,000, resulting in net income of approximately $338,000.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Lease Revenue

Our lease revenue declined to approximately $1,872,000 for the six months ended June 30, 2016, from approximately $3,467,000 for the six months ended June 30, 2015. The Partnership had 126 and 133 active operating leases that generated lease revenue for the six months ended June 30, 2016 and 2015, respectively. Overall active leases decrease while overall revenue decreased. This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) in the second quarter of 2015. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2016. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the six months ended June 30, 2016, the Partnership sold equipment, held under operating leases, with a net book value of approximately $186,000 for a net gain of approximately $100,000. For the six months ended June 30, 2015, the Partnership sold equipment, held under operating leases, with a net book value of approximately $988,000 for a net gain of approximately $86,000. This gain is primarily a result of the sale of fully depreciated equipment to a lessee and equipment sales to a third party as a result of an asset purchase agreement (see Note 3).

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses declined to approximately $667,000 for the six months ended June 30, 2016, from approximately $707,000 for the six months ended June 30, 2015. This decrease is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $103,000, partially offset by an increase in legal fees of approximately $66,000 as a result of the Medshare Settlement Agreement (see Note 8).

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $95,000 for the six months ended June 30, 2016 from approximately $175,000 for the six months ended June 30, 2015. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2016 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,885,000 for the six months ended June 30, 2016, from approximately $2,595,000 for the six months ended June 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2016.

Net Loss

For the six months ended June 30, 2016, we recognized revenue of approximately $1,990,000, expenses of approximately $2,718,000 and “other loss” of approximately $61,000, resulting in a net loss of approximately $789,000. For the six months ended June 30, 2015, we recognized revenue of approximately $3,568,000 and expenses of approximately $3,645,000, resulting in a net loss of approximately $77,000. This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership has received approximately $545,000 of the approximate $1,033,000 sale proceeds, has recorded a reserve against the outstanding receivable of $137,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 15, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 15, 2016	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer