Form 10-Q
period 2016-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2016-11-14
CIK 1450335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 or

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

FORM 10-Q
SEPTEMBER 30, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$1,678,409	$2,027,414
Lease income receivable	323,967	252,585
Accounts receivable, Commonwealth Capital Corp., net	1,042,365	1,491,424
Other receivables, net of reserve of approximately $137,371 and $105,000 at September 30, 2016 and December 31, 2015, respectively	277,802	498,401
Receivable from COF2	22,438	-
Prepaid expenses	12,020	6,667
	3,357,001	4,276,491

Net investment in finance leases	310,151	414,926

Investment in COF 2	1,270,980	1,484,587

Equipment, at cost	18,732,329	20,203,394
Accumulated depreciation	(15,152,733)	(14,544,953)
	3,579,596	5,658,441

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $303,000 and $381,000 at September 30, 2016 and December 31, 2015, respectively	87,352	159,304
Prepaid acquisition fees	154,529	154,529
	241,881	313,833
Total Assets	$8,759,609	$12,148,278

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$142,413	$111,608
Accounts payable, CIGF, Inc., net	74,585	114,688
Other accrued expenses	9,565	23,592
Unearned lease income	148,276	255,867
Notes payable	1,302,064	2,060,546
Total Liabilities	1,676,903	2,566,301

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	7,081,656	9,580,927
Total Partners' Capital	7,082,706	9,581,977
Total Liabilities and Partners' Capital	$8,759,609	$12,148,278

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Lease	$804,991	$1,158,163	$2,676,637	$4,625,008
Interest and other	5,069	6,363	22,875	21,798
Gain on sale of equipment	59,721	131,948	160,131	217,666
Total revenue and gain on sale of equipment	869,781	1,296,474	2,859,643	4,864,472

Expenses
Operating, excluding depreciation and amortization	206,220	306,630	872,931	1,013,828
Equipment management fee, General Partner	41,018	58,676	136,138	233,528
Interest	15,679	27,265	54,219	89,914
Depreciation	731,673	1,103,481	2,542,391	3,566,789
Amortization of equipment acquisition costs and deferred expenses	33,597	62,102	107,723	193,764
Bad debt expense	-	-	32,371	105,000
Total expenses	1,028,187	1,558,154	3,745,773	5,202,823

Other loss
Loss in investment in COF 2	(50,966)	-	(111,887)	-
Total other loss	(50,966)	-	(111,887)	-

Net loss	$(209,372)	$(261,680)	$(998,017)	$(338,351)

Net loss allocated to Limited Partners	$(212,100)	$(268,330)	$(1,012,516)	$(358,356)

Net loss per equivalent Limited Partnership unit	$(0.14)	$(0.17)	$(0.65)	$(0.23)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,559,458	1,564,668	1,560,998	1,568,504

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,563,850	$1,050	$9,580,927	$9,581,977
Net income (loss)	-	-	14,499	(1,012,516)	(998,017)
Redemption	-	(6,000)	-	(51,441)	(51,441)
Distributions	-	-	(14,499)	(1,435,314)	(1,449,813)
Balance, September 30, 2016	50	1,557,850	$1,050	$7,081,656	$7,082,706

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)
	Nine months ended
	September 30,
	2016	2015
Net cash provided by operating activities	$811,635	$1,246,827

Cash flows from investing activities
Capital expenditures	(188,689)	(171,379)
Purchase of finance leases	-	(38,004)
Payments from finance leases	115,314	113,893
Equipment acquisition fees paid to General Partner	(30,127)	(4,134)
Net proceeds from the sale of equipment	449,761	1,207,478
Investment in COF2	-	(1,500,000)
Net cash provided by (used in) investing activities	$346,259	$(392,146)

Cash flows from financing activities
Distributions to partners	(1,449,813)	(2,000,534)
Redemption	(51,441)	(71,265)
Debt placement fee paid to the General Partner	(5,645)	(829)
Net cash used in financing activities	(1,506,899)	(2,072,628)
Net decrease in cash and cash equivalents	(349,005)	(1,217,947)
Cash and cash equivalents at beginning of period	2,027,414	3,177,323
Cash and cash equivalents at end of period	$1,678,409	$1,959,376

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during nine months ended September 30, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the nine months ended September 30, 2016.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At September 30, 2016, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,683,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2016, the total cash bank balance was as follows:

At September 30, 2016	Balance
Total bank balance	$1,683,000
FDIC insured	(250,000)
Uninsured amount	$1,433,000

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments- The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March, April and May 2016, the FASB issued Accounting Standards Update- Revenue from Contracts with Customers (Topic 606): No. 2016-12, Narrow-Scope Improvements and Practical Expedients, No. 2016-10, Identifying Performance Obligations and Licensing and No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net, respectively. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  For the nine months ended September 30, 2016 and 2015, the partnership incurred remarketing fees of $0 and $900, respectively.  For the nine months ended September 30, 2016 and 2015, there were no remarketing fees paid with cash or netted against receivables due from such parties.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $1,051,000 of which $860,000 was recorded as a gain on termination of leases included in lease revenue in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 8 - Medshare).

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2016 and 2015 were approximately $44,000 and $877,000 (note 3 – ALSC disclosure), respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2016 was approximately $8,465,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2016 was approximately $307,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2016 was approximately $20,344,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2016 was approximately $614,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2016:

Periods Ended December 31,	Amount
Three months ended December 31, 2016	$590,000
Year Ended December 31, 2017	908,000
Year Ended December 31, 2018	221,000
Year Ended December 31, 2019	70,000
Year Ended December 31, 2020	7,000
$1,796,000
Finance Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2016	December 31, 2015
Total minimum lease payments to be received	$257,000	$372,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	5,000	10,000
Less: unearned income	(18,000)	(33,000)
Net investment in finance leases	$310,000	$415,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	3%
Moderate	-%
Moderate-High	97%
High	-%
Net finance lease receivable	100%

As of September 30, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at September 30, 2016 and December 31, 2015, was approximately $121,000 and $161,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at September 30, 2016 and December 31, 2015, was approximately $243,000 and $322,000, respectively.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2016:
Amount
Three months ended December 31, 2016	$38,000
2017	149,000
2018	68,000
2019	2,000
Total	$257,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership’s net investment in COF 2 at September 30, 2016 and December 31, 2015 was approximately $1,271,000 and $1,485,000, respectively (see COF 2 Financial Summary below).  During the nine months ended September 30, 2016, COF 2 declared distributions to the Partnership of approximately $102,000.

	September 30,	December 31,
COF 2 Summarized Financial Information	2016	2015*
Assets	$5,065,000	$5,234,000
Liabilities	$1,395,000	$934,000
Partners' capital	$3,670,000	$4,300,000
Revenue	$663,000	$146,000
Expenses	$991,000	$190,000
Net loss	$(328,000)	$(44,000)
* As of December 31, 2015 and for the period August 13, 2015(date of inception) through December 31, 2015

5. Related Party Transactions
Receivables/Payables
As of September 30, 2016 and December 31, 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

For the nine months ended September 30,	2016	2015
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2016 and 2015, the Partnership was charged approximately $439,000 and $639,000 in other LP expense, respectively.
	$843,000	$986,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $30,000 and $0, respectively. At September 30, 2016, the remaining balance of prepaid acquisition fees was approximately $155,000, which is expected to be earned in future periods.	$30,000	$12,000

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
	$136,000	$234,000
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
	$14,000	$37,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2016	December 31, 2015
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	$-	$33,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	-	49,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	-	22,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	-	99,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	-	76,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	-	140,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	-	79,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $944 to $8,324, including interest, with final payment in September 2016	-	47,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	1,000	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	22,000	87,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	19,000	74,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	11,000	26,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	172,000	337,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	73,000	145,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	43,000	81,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	195,000	335,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	2,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	41,000	73,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	3,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	2,000	4,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	40,000	70,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	34,000	53,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	3,000	4,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	5,000	8,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	21,000	32,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	88,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	5,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	98,000	143,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	77,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	271,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	22,000	29,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	54,000	-
	$1,302,000	$2,061,000

The notes are secured by specific equipment with a carrying value of approximately $2,670,000 as of September 30, 2016 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2016 are as follows:

Amount
Three months ended December 31, 2016	$289,000
Year ended December 31, 2017	728,000
Year ended December 31, 2018	207,000
Year ended December 31, 2019	71,000
Year ended December 31, 2020	7,000
$1,302,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2016 was approximately $161,000 and is secured by specific equipment under both operating and finance leases. The Partnership’s portion of the carrying value of the secured equipment under operating leases is approximately $40,000.  The Partnership’s portion of the carrying value of the secured equipment under finance leases is approximately $201,000.

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,322,000	$1,465,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2016	2015
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$8,000
Debt assumed in connection with purchase of equipment	$564,000	$83,000

During the nine months ended September 30, 2016 and 2015, the Partnership wrote off fully amortized acquisition and finance fees of approximately $186,000 and $130,000, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of October 31, 2016, the Partnership received approximately $97,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 12% year-over-year from new business volume in September 2015. Volume was up 22% month-to-month from $7.7 billion in August. Year to date, cumulative new business volume decreased 4% compared to 2015.

ELFA President and CEO Ralph Petta said, "September new business volume was strong, showing the first double-digit increase in many months. Perhaps the Fed's decision to keep interest rates low has contributed to this favorable environment for equipment investment by businesses. The uncertainty caused by the upcoming Presidential election, which has acted as a drag on overall economic growth and low capital spending for most of this year, seems to have waned- at least in the short term. It will be interesting to see if this scenario continues into the final quarter.”

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

REVENUE RECOGNITION

Through September 30, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2016 and 2015 were approximately $44,000 and $877,000 (note 3 – ALSC disclosure), respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2016 were cash provided by operating activities of approximately $812,000, net proceeds from the sale of equipment held under operating leases of approximately $450,000 and payments received from finance leases of approximately $115,000.  This compares to the nine months ended September 30, 2015 where the primary sources of cash were cash provided by operating activities of approximately $1,247,000, net proceeds from the sale of equipment held under operating leases of approximately $1,207,000 and payments received from finance leases of approximately $114,000.

Our primary uses of cash for the nine months ended September 30, 2016 were for the purchase of new equipment of approximately $189,000, equipment acquisition fees paid to General Partner of approximately $30,000, redemptions of approximately $51,000 and distributions to partners of approximately $1,450,000. For the nine months ended September 30, 2015, our primary uses of cash were for the purchase of new equipment of approximately $171,000, purchase of finance leases of approximately $38,000, distributions to partners of approximately $2,001,000, limited partner redemptions of approximately $71,000 and investment in COF 2 of $1,500,000 (see note 3. - Commonwealth Opportunity Fund 2 (“COF 2”)).

Cash provided by operating activities for the nine months ended September 30, 2016 was approximately $812,000 including a net loss of approximately $998,000, depreciation and amortization expenses of approximately $2,650,000 and bad debt expense of approximately $32,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,322,000 and a net gain on the sale of equipment held under operating leases of approximately $160,000.  This compares to the nine months ended September 30, 2015 where cash was provided by operating activities of approximately $1,247,000 including a net loss of approximately $338,000, depreciation and amortization expenses of approximately $3,761,000 and bad debt expense of approximately $105,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,465,000 and a net gain on the sale of equipment held under operating leases of approximately $218,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2016 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $4,000,000 or more during the remainder of 2016, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At September 30, 2016, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,683,000.  Bank accounts are federally insured up to $250,000.  At September 30, 2016, the total cash bank balance was as follows:

At September 30, 2015	Amount
Total bank balance	$1,683,000
FDIC insured	(250,000)
Uninsured amount	$1,433,000

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

As of September 30, 2016, we had future minimum rentals on non-cancelable operating leases of approximately $590,000 for the balance of the year ending December 31, 2016 and approximately $1,206,000 thereafter.

As of September 30, 2016, we had future minimum rentals on non-cancelable finance leases of approximately $38,000 for the balance of the year ending December 31, 2015 and approximately $219,000 thereafter.

As of September 30, 2016, our non-recourse debt was approximately $1,302,000 with interest rates ranging from 1.60% through 6.00% and is payable through May 2020.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2016 was approximately $161,000 and is secured by specific equipment under both operating and finance leases. The Partnership’s portion of the carrying value of the secured equipment under operating leases is approximately $40,000.  The Partnership’s portion of the carrying value of the secured equipment under finance leases is approximately $201,000.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $1,051,000 of which $860,000 was recorded as a gain on termination of leases included in lease revenue in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of October 31, 2016, the Partnership received approximately $97,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015.  The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership’s net investment in COF 2 at September 30, 2016 and December 31, 2015 was approximately $1,271,000 and $1,485,000, respectively.  During the three months ended September 30, 2016, COF 2 declared a 2016 third quarter distribution to the Partnership of approximately $22,000, which is recorded as a receivable from COF 2 at September 30, 2016.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Lease Revenue

Our lease revenue declined to approximately $805,000 for the three months ended September 30, 2016, from approximately $1,158,000 for the three months ended September 30, 2015.  The Partnership had 112 and 126 active operating leases that generated lease revenue for the three months ended September 30, 2016 and 2015 respectively.  This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) in the second quarter of 2015. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2016. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the three months ended September 30, 2016, the Partnership sold equipment with net book value of approximately $103,000 for a net gain of approximately $60,000.  For the three months ended September 30, 2015, the Partnership sold equipment with net book value of approximately $2,000 for a net gain of approximately $132,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses declined to approximately $206,000 for the three months ended September 30, 2016, from approximately $307,000 for the three months ended September 30, 2015.  This decline is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $98,000 and legal fees of approximately $10,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $41,000 for the three months ended September 30, 2016 from approximately $59,000 for the three months ended September 30, 2015. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2016 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $765,000 for the three months ended September 30, 2016, from approximately $1,166,000 for the three months ended September 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2016.

Net Loss

For the three months ended September 30, 2016, we recognized revenue of approximately $870,000, expenses of approximately $1,028,000 and other loss of approximately $51,000, resulting in a net loss of approximately $209,000.  For the three months ended September 30, 2015, we recognized revenue of approximately $1,296,000 and expenses of approximately $1,558,000, resulting in a net loss of approximately $262,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Lease Revenue

Our lease revenue declined to approximately $2,677,000 for the nine months ended September 30, 2016, from approximately $4,625,000 for the nine months ended September 30, 2015.  The Partnership had 126 and 138 active operating leases that generated lease revenue for the nine months ended September 30, 2016 and 2015.  This decrease is primarily due to a default of a significant lessee (note 3 – ALSC disclosure) in the second quarter of 2015. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2016. We expect increases in portfolio size to increase aggregate lease revenue.

Sale of Equipment

For the nine months ended September 30, 2016, the Partnership sold equipment, held under operating leases, with net book value of approximately $290,000 for a net gain of approximately $160,000.  For the nine months ended September 30, 2015, the Partnership sold equipment, held under operating leases, with net book value of approximately $990,000 for a net gain of approximately $218,000.  This gain is primarily a result of the sale of fully depreciated equipment to a lessee and equipment sales to a third party as a result of an asset purchase agreement (see Note 3).

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $873,000 for the nine months ended September 30, 2016, from approximately $1,014,000 for the nine months ended September 30, 2015.  This decline is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $200,000, partially offset by an increase in legal fees of approximately $56,000 as a result of the Medshare Settlement Agreement (see Note 8).

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $136,000 for the nine months ended September 30, 2016 from approximately $234,000 for the nine months ended September 30, 2015.  This decline is consistent with the decrease in lease revenue.   As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2016 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses declined to approximately $2,650,000 for the nine months ended September 30, 2016, from approximately $3,761,000 for the nine months ended September 30, 2015.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2016.

Net Loss

For the nine months ended September 30, 2016, we recognized revenue of approximately $2,860,000, expenses of approximately $3,746,000 and other loss of approximately $112,000, resulting in a net loss of approximately $998,000.  For the nine months ended September 30, 2015, we recognized revenue of approximately $4,865,000 and expenses of approximately $5,203,000, resulting in a net loss of approximately $338,000.  This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of October 31, 2016, the Partnership received approximately $97,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2016	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer