Form 10-K
period 2016-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2017-03-31
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 or

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
DECEMBER 31, 2016

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

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income & Growth Fund VII, LP (the "Partnership") is a Pennsylvania limited partnership that was formed on November 14, 2008. Its General Partner is Commonwealth Income & Growth Fund, Inc., and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement. The General Partner is also responsible for identifying and making investments on behalf of the Partnership. The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the "Effective Date"). As of the Effective Date, the Partnership received an initial capital contribution of $1,000 from its General Partner. The offering was described in detail in the prospectus constituting a part of such registration statement. The offering was a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds were held in escrow pending the receipt of the minimum amount. The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010. The Partnership utilized the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment. The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions.

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

As of December 31, 2016, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2016, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2016, the Partnership has acquired a diversified equipment portfolio, which it has leased to 17 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2016 are as follows:

Equipment Category	Approximate %
Desktops - Tier 1/Laptops	19%
Digital Storage	15%
High End Servers	37%
High Volume & Spec Printers	3%
Inventory Control Systems	1%
Multifunction Centers	13%
Servers\Other	12%
Total	100%

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

●
Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

●
In a finance lease, the lessor generally recovers at least 90% of the present value of the equipment during the lease term.

●
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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2016, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2016, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2016 and 2015, no remarketing fees were incurred and/or paid.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s (CCC) management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee and the economics of each particular transaction must both be acceptable to our portfolio management team and to the CEO of the General Partner, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

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

Generally, we seek lessees that have annual revenue of at least $10 million, have positive cash flow, and are not start-up entities, i.e., have been in business for at least five years. We will also apply a proprietary debt rating analysis when a Moody's or Standard & Poor's rating is not available. This allows us to create an equivalent, internal rating system without reliance solely on third-party models and analysis.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2016, the Partnership’s aggregate nonrecourse outstanding debt of approximately $1,312,000 was approximately 8% of the aggregate cost of the equipment owned. The notes are secured by specific equipment with a carrying value of approximately $2,608,000 at December 31, 2016 and are nonrecourse liabilities of the Partnership.

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

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt. During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at December 31, 2016 was approximately $133,000 and is secured by specific equipment under both operating and finance leases. The Partnership’s portion of the carrying value of the secured equipment under operating leases is approximately $22,000.  The Partnership’s portion of the carrying value of the secured equipment under finance leases is approximately $176,000.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2016 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2016, the Partnership has not entered into any debt refinancing transactions.

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

For the period of January 1, 2016 through March 8, 2017, the Partnership has purchased, or has made the commitment to purchase, the following equipment:
Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	High Volume & Spec Printers	36	$131,582
Automatic Data Processing, Inc.	Digital Storage	36	$116,678
Automatic Data Processing, Inc.	Servers\Other	36	$399,531
Cummins Inc.	Servers\Other	36	$8,650
International Paper Company	Inventory Control Systems	48	$279,417
L-3 Communications Holdings, Inc.	Multifunction Centers	42	$247,004
Vista Outdoor Inc.	Desktops - Tier 1/Laptops	36	$114,196

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

GENERAL RESTRICTIONS

Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

a)
invest in junior trust deeds unless received in connection with the sale of an item of equipment in an aggregate amount that does not exceed 30% of the assets of the Partnership on the date of the investment;

b)
invest in or underwrite the securities of other issuers;

c)
acquire any equipment for units;

d)
issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of equipment or the Partnership’s business shall not be deemed to be the issuance of senior securities);

e)
make loans to any person, including the General Partner or any of its affiliates, except to the extent a conditional sales contract constitutes a loan;

f)
sell or lease any equipment to, lease any equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its affiliates; or

g)
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

EMPLOYEES

The Partnership had no employees during 2016 and received administrative and other services from a related party, CCC, which had 37 employees as of December 31, 2016.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and had recorded a reserve of $137,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of March 6, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved. As of March 31, 2017, the results of appeal are pending.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2016, there were 1,017 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began accepting redemption requests beginning 30 months following the termination of the public offering of its units. There are no limitations on the period of time that a redemption request may be pending prior to it being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2016, the General Partner had granted redemption requests to redeem 13,850 units. During the year ended December 31, 2016 limited partners redeemed 6,000 units of the partnership for a total redemption price of approximately $51,000 in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2015 limited partners redeemed 7,850 units of the partnership for a total redemption price of approximately $71,000 in accordance with the terms of the limited partnership agreement.

EXEMPT TRANSFERS

The following seven categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

1)
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

2)
transfers at death;

3)
transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

4)
transfers resulting from the issuance of units by the Partnership in exchange for cash, property, or services;

5)
transfers resulting from distributions from qualified plans;

6)
any transfer by a Limited Partner in one or more transactions during any 30-day period of units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership; and

7)
transfers by one or more partners representing in the aggregate fifty percent (50%) or more of the total interests in partnership’s capital or profits in one transaction or a series of related transactions.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31, of each year. Distributions are made 99% to the Limited Partners and 1% to the General Partner until the Limited Partners has received an amount equal to their Capital Contributions plus the Priority Return of 10% per annum; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner’s Units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Distributions in the following amounts declared to the Limited Partners for the years ended December 31, 2016 and 2015 were as follows:

Quarter Ended	2016	2015
March 31	$657,000	$661,000
June 30	508,000	661,000
September 30	270,000	658,000
December 31	155,000	659,000
	$1,590,000	$2,639,000

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

a)
acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to our limited partners;

b)
preserve and protect limited partners’ capital;

c)
use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and

d)
refinance, sell or otherwise dispose of equipment in a manner that will maximize proceeds.

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States. Our investment objective is to acquire primarily high technology equipment. We believe that dealing in high technology equipment is particularly advantageous due to a robust aftermarket. Information technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility. In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, and businesses located throughout the U.S., and industries served.

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for January was $6.2 billion, up 3% year-over-year from new business volume in January 2016. Volume was down 49% month-to-month from $12.1 billion in December, following the typical end-of-quarter, end-of-year spike in new business activity. Receivables over 30 days were 1.70%, up from 1.40% the previous month and up from 1.30% in the same period in 2016. Charge-offs were 0.43%, up slightly from 0.42% the previous month, and up from 0.26% in the year-earlier period. Credit approvals totaled 75.4% in January, down from 77.4% in December. Total headcount for equipment finance companies was up 18.3% year over year, a spike largely attributable to acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for February is 72.2, leveling off after January's all-time high index of 73.4.

ELFA President and CEO Ralph Petta said, “After the first year-over-year (2015-2016) decline in new business volume since the financial crisis, the increase in January 2017 originations gets the year off on the right foot. The 3% increase coincides with analysts’ forecasts for more sustained and stronger equipment finance industry growth over the next 12 months. Yet to be known, however, are the potential effects of more business-friendly policy pronouncements by the new Trump Administration on the amount and nature of capital investment in the United States. Credit quality appears to be eroding slightly as delinquencies and charge-offs head upward, off their historic lows of 2015-2016.”

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

Revenue Recognition

For the year ended December 31, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2016, was cash provided by operating activities of approximately $1,002,000, net proceeds from the sale of equipment of approximately $597,000, payments from finance leases of approximately $154,000 and distributions from investment in COF 2 of approximately $102,000. Our primary sources of cash for the year ended December 31, 2015, was cash provided by operating activities of approximately $1,327,000 and net proceeds from the sale of equipment of approximately $1,535,000, proceeds from debt financing agreements of approximately $290,000 and payments from finance leases of approximately $152,000.

Our primary uses of cash for the year ended December 31, 2016 were for capital expenditures of approximately $244,000, distributions to partners of approximately $1,450,000, limited partner redemptions of approximately $51,000 and equipment acquisition fees paid to the General Partner of approximately $30,000. Our primary uses of cash for the year ended December 31, 2015 were for capital expenditures of approximately $171,000, investment in COF 2 of $1,500,000 (see note 5 - Commonwealth Opportunity Fund 2 (“COF 2” in our financial statements), distributions to partners of approximately $2,666,000, limited partner redemptions of approximately $71,000 and the purchase of finance leases of approximately $38,000. The General Partner intends to invest, through the use of leverage, approximately $6,000,000 in additional equipment during 2017.

For the year ended December 31, 2016 cash was provided by operating activities of approximately $1,002,000 which includes a net loss of approximately $1,074,000 and depreciation and amortization expense of approximately $3,202,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,619,000 and earned interest on finance leases of approximately $19,000. For the year ended December 31, 2015 cash was provided by operating activities of approximately $1,327,000 which includes a net loss of approximately $632,000 and depreciation and amortization expense of approximately $4,882,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,918,000 and earned interest on finance leases of approximately $27,000.

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

At December 31, 2016, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $2,106,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2016 and 2015, the total cash bank balance was as follows:

Balance at December 31	2016	2015
Total bank balance	$2,106,000	$2,034,000
FDIC insured	(250,000)	(250,000)
Uninsured amount	$1,856,000	$1,784,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2017 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates. Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2016.

As of December 31, 2016, we had future minimum rentals on non-cancellable operating leases of approximately $1,240,000 for 2017 and approximately $533,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2016.

As of December 31, 2016, we had future minimum rentals on non-cancellable finance leases of approximately $148,500 for 2017 and approximately $69,500 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2016.

The balance of our non-recourse debt at December 31, 2016 was approximately $1,312,000 with interest rates ranging from 1.60% to 6.0% which will be payable through April 2020. We assumed debt in connection with the purchase of computer equipment of approximately $871,000 during 2016. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2017, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at December 31, 2016 was approximately $133,000 and is secured by specific equipment under both operating and finance leases. The Partnership’s portion of the carrying value of the secured equipment under operating leases is approximately $22,000.  The Partnership’s portion of the carrying value of the secured equipment under finance leases is approximately $176,000.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2016 was approximately $7,644,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2016 was approximately $193,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2016 was approximately $20,042,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2016 was approximately $385,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2017, as the Partnership builds its portfolio.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and had recorded a reserve of $137,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of March 17, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at December 31, 2016 and 2015 was approximately $1,168,000 and $1,485,000, respectively. For the year ended December 31, 2016, COF 2 declared distributions to the Partnership of approximately $124,000 of which approximately $102,000 was paid in 2016 and $22,000 is recorded as a receivable from COF 2 at December 31, 2016.

RESULTS FROM OPERATIONS

For the year ended December 31, 2016, we recognized revenue of approximately $3,643,000, expenses of approximately $4,548,000 and a loss on investment in COF 2 of approximately $170,000, resulting in net loss of approximately $1,074,000. This net loss is primarily due to an overall reduction in lease revenue from 2016 to 2015.  This loss in lease revenue was partially offset by a decline in overall expenses from $6,707,000 in 2015 to $4,548,000 in 2016. The decrease in revenue is primarily due to a default of a significant lessee (see note 3 of the financial statements – ALSC disclosure) in the second quarter of 2015. For the year ended December 31, 2015, we recognized revenue of approximately $6,091,000, expenses of approximately $6,707,000, and a loss in our investment in COF 2 of approximately $15,000, resulting in net loss of approximately $632,000.

The Partnership had 125 active operating leases that generated lease revenue of approximately $3,364,000 for the year ended December 31, 2016 and had 138 active operating leases that generated lease revenue of approximately $5,698,000 for the year ended December 31, 2015. Management expects to add new leases to our portfolio throughout 2017. We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates. The Partnership is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 37% high end servers, 19% desk and lap tops, 15% digital storage, 13% multifunction centers, 12% servers\other and 4% inventory control systems\printers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2016, the Partnership had a total of two lessees that accounted for lease revenue of 10% or greater which are as follows: 32% and 25%. For the year ended December 31, 2015, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are as follows: 28%; 15%; 15%; and 10%.

For the years ended December 31, 2016 and 2015, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 6 of the financial statements. Operating expenses were approximately $1,069,000 and $1,328,000 in 2016 and 2015, respectively. This decrease is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $262,000, partially offset by an increase in legal fees of approximately $56,000 as a result of the Medshare Settlement Agreement (see note 9 of the financial statements).

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the years ended December 31, 2016 and 2015, equipment management fees were approximately $171,000 and $288,000, respectively, which is consistent with the decrease in lease volume and revenue. Equipment management fees are expected to increase throughout 2017 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs.  For the years ended December 31, 2016 and 2015, these expenses were approximately $3,196,000 and $4,874,000, respectively.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the year ended December 31, 2016.

For the years ended December 31, 2016 and 2015, the Partnership recorded a gain on the sale of equipment of approximately $252,000 and $365,000, respectively.

Net loss was approximately $1,074,000 for the year ended December 31, 2016. This net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $632,000 for the year ended December 31, 2015.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2016 and 2015, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2016, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

 FUND VALUATION

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), updated rules for the presentation of pricing of Alternative Investment shares in customer account statements. Under NTM 15-02, the SEC approved amendments to Rule 2340, Customer Account Statements and FINRA Rule 2310, which address a FINRA member firm’s participation in a public offering of an Alternative Investment. The amendments require a FINRA member firm to include a per share value of each Alternative Fund. The effective date of the Notice was April 11, 2016. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. This valuation must be performed and published, at a minimum, annually.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed Alternative fund held by their customers. These methods must be reasonably designed to provide a reliable value. The two methods acceptable are as follows:

●
Net Investment Methodology – This method must be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. The value should equal the offering price less selling commission and organization and offering expenses. This method may be used for up to 150 days following the second anniversary of the “escrow break” of each fund.

●
Appraised Value Methodology – This method must be disclosed in an issuer’s most recent periodic or current report based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third- party valuation expert or service, in conformity with standard industry valuation practice as it relates to their specific assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow, this methodology must be used.

For Commonwealth Income & Growth Fund VII, it's estimated per share value includes the General Partner's estimate of the current market value of the fund. This value may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity. Additionally, there is no public market for the Units and as a result, there is no currently ascertainable fair market value for the Units. The estimate does not take into account any future distributions or returns to Unit holders over the full course of the Fund life cycle.

Valuation Components & Calculations

A.
Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.

B.
Investments in leases (net of fees and expenses): The estimated values for Investments in leases are based on a calculation for the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions of lease renewals and sale value (Equipment Valuation) of the residual assumptions.

Residual value assumptions used in the cash flow projections are as follows:

For Leased, Extensions and Month-to-Month Leases: Considers historical renewal periods for Commonwealth’s leases over the last five years as of November 15, 2016.

For Off-Lease (Inventory): A realized residual of 25% of the installed equipment valuation as of the appraisal date.

Special Situation Leases: The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above due to the specific situations of those leases.

C.
Syndications costs: Syndication costs for the Funds have been added to the value and are assumed to be amortized over the expected 10 to 12-year life of the Fund.

D.
Net Book Value: The Net Book Value is the unamortized portion left during expected life of the asset with an inflation rate of 1.5% added to the value times 324% for the expected Commonwealth Capital return on investment. Inventory assets do not include the 324% factor.

E.
Cash on Hand: Cash available for reinvestment as of the appraisal date.

Procedure for November 15, 2016 Fund Valuation

The Fund valuation for November 15, 2016 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

Columns added to each Fund spreadsheet (with formula calculation):

Category: Each lease has an assigned category based on the type of asset in the lease. I.e. IBM 4250 Server would be valued as a “Server” with a decline rate for Installed Fair Market Value from 1 month to 96 months. There are 12 separate decline rate tables to value Commonwealth’s leased assets.

Net Book Value: Prorated Purchase price/48 month or 36-month. Typically, 12 months beyond initial term not to exceed 48 months. Calculations as described earlier.

Age of Asset: Months as of Valuation Date: The actual age of the asset from installation date.

Lease, Extension, MTM, Payments as of Appraisal Date: The number of months remaining in Initial Term of the lease; number of months remaining in a fixed term extension; plus, a fixed term based on the Commonwealth historical return for similar assets over the last five years. All Active, Extension and MTM leases add 10 months to their current term as of the appraisal date except for certain repeat lessees with long term recurring activity, which have a fixed 12-month extension added to any of their Active, Extension or MTM leases.

Other Calculations: Another calculation is made at the bottom of each spreadsheet for the equipment off-lease (inventory) and in the Commonwealth warehouse or other locations. It is “Equity Only” (Inventory) and is calculated at 25% of the Installed Fair Market Value from the Category tables.

Commonwealth Income and Growth Fund VII, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $12.52.

Disclaimer

The foregoing Fund valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable basis for use in assigning an estimation of Unit holder’s account value. Any statement of such valuations is to be accompanied by statements that the value so calculated does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each Fund’s valuations is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VI and is the manager of several private entities. The principal business office of the General Partner is 17755 US Highway 19 North, Suite 400, Clearwater, FL 33764 and its telephone number is (877) 654-1500. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc.; Chief Executive Officer and Chairman of CCSC; President of CCC and CIGF, Inc.

Lynn A. Whatley	Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President and Board Member of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC & CIGF, Inc.

James Pruett	Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.; Senior Vice President of CCC & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 57, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 66, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Chief Executive Officer & Chairman of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John's University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Whatley, age 45, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Whatley is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions and human resources. During the period of March 2004 to October 2004, Ms. Whatley was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Whatley was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Whatley was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Whatley is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Whatley holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association and REISA.

Jay Dugan, age 68, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 76, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 51, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007 and since August 2016 has served as Chief Compliance Officer of CCSC. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 51, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 54, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

The Partnership has no audit committee financial expert, as defined in Item 401 of Regulation S-K (17 CFR § 229.401) under the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership’s units are not listed securities (as defined by 17 CFR § 240.10A-3); therefore, no audit committee financial expert is required.

In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership's limited business activities.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2016	AMOUNT INCURRED DURING 2015
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2016, the remaining balance of prepaid acquisition fees was approximately $139,000, which is expected to be earned in future periods. For the year ended December 31, 2016, equipment acquisition fees earned for operating and finance leases was approximately $45,000 and $0, respectively.	$45,000	$12,000
The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner, not including costs of the control persons, as defined in Item 10, in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2016 and 2015, the Partnership was charged approximately $559,000 and $821,000 in other LP expense, respectively.
		$1,043,000	$1,296,000
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
		$7,000	$4,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$171,000	$288,000
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
		$18,000	$47,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$16,000	$27,000

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

If one or more investor programs and the Partnership are in a position to acquire the same equipment, the General Partner will determine which program will purchase the equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into a lease with the same lessee or sell equipment to the same purchaser, the General Partner will generally afford priority to the equipment which has been available for lease or sale for the longest period of time.

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

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment programs formed by the General Partner or its affiliates, which partnerships or joint ventures invest in specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-affiliated, and (iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment programs formed by the General Partner or its affiliates if such action is in the best interest of all programs and if all the following conditions are met: (i) all the programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each program; (iv) the Partnership has a right of first refusal to buy another program’s interest in a joint venture if the other program wishes to sell equipment held in the joint venture; (v) the investment of each program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the programs or for the purpose of relieving the General Partner or its affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

"General Partner" means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

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

"Partnership" means Commonwealth Income & Growth Fund VII, a Pennsylvania Limited Partnership.

"Partnership Agreement" means that Limited Partnership Agreement of Commonwealth Income & Growth Fund VII by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $108,000 in both years.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2016 and 2015 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2016 and 2015 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2016 and 2015 other than fees related to audit or tax compliance services.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Chief Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

ITEM 16: FORM 10K SUMMARY

(a) (1)	None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2017 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2017:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VII

Financial Statements
For the years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VII
Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VII (“Partnership”) as of December 31, 2016 and 2015 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VII at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

 /s/ BDO USA, LLP

Philadelphia, PA
March 31, 2017

Commonwealth Income &
Growth Fund VII
Balance Sheets
	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$2,100,201	$2,027,414
Lease income receivable	290,814	252,585
Accounts receivable, Commonwealth Capital Corp, net	967,988	1,491,424
Other receivables, net of reserve of approximately $137,000 and $105,000 at December 31, 2016 and 2015, respectively	240,556	498,401
Receivable from COF2	22,438	-
Prepaid expenses	7,322	6,667
	3,629,319	4,276,491

Net investment in finance leases	274,505	414,926

Investment in COF 2	1,190,819	1,484,587

Equipment, at cost	16,856,270	20,203,394
Accumulated depreciation	(13,494,408)	(14,544,953)
	3,361,862	5,658,441
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $173,000 and $381,000 at December 31, 2016 and 2015, respectively	80,681	159,304
Prepaid acquisition fees	138,866	154,529
	219,547	313,833
Total Assets	$8,676,052	$12,148,278

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$151,091	$111,608
Accounts payable, CIGF, Inc.	87,663	114,688
Other accrued expenses	157,243	23,592
Unearned lease income	117,341	255,867
Notes payable	1,312,128	2,060,546
Total Liabilities	1,825,466	2,566,301

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	6,849,536	9,580,927
Total Partners' Capital	6,850,586	9,581,977
Total Liabilities and Partners' Capital	$8,676,052	$12,148,278

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VII
Statements of Operations

	Years ended December 31,
	2016	2015
Revenue
Lease	$3,364,315	$5,698,083
Interest and other	27,311	27,295
Gain on sale of equipment	251,742	365,303
Total revenue and gain on sale of equipment	3,643,368	6,090,681

Expenses
Operating, excluding depreciation and amortization	1,068,809	1,328,329
Equipment management fee, General Partner	171,291	287,950
Interest	66,470	112,374
Depreciation	3,065,237	4,620,745
Amortization of equipment acquisition costs and deferred expenses	130,997	252,861
Bad debt expense	45,218	105,000
Total expenses	4,548,022	6,707,259

Other loss
Loss on equity investment in COF 2	(169,610)	(15,413)
Total other loss	(169,610)	(15,413)

Net loss	$(1,074,264)	$(631,991)

Net loss allocated to Limited Partners	$(1,090,322)	$(658,646)

Net loss per equivalent Limited Partnership unit	$(0.70)	$(0.42)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,560,206	1,567,331

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VII
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,571,700	$1,050	$12,949,727	$12,950,777
Net income (loss)	-	-	26,655	(658,646)	(631,991)
Redemption	-	(7,850)	-	(71,265)	(71,265)
Distributions	-	-	(26,655)	(2,638,889)	(2,665,544)
Balance, December 31, 2015	50	1,563,850	$1,050	$9,580,927	$9,581,977
Net income (loss)	-	-	16,058	(1,090,322)	(1,074,264)
Redemption	-	(6,000)	-	(51,441)	(51,441)
Distributions	-	-	(16,058)	(1,589,628)	(1,605,686)
Balance, December 31, 2016	50	1,557,850	$1,050	$6,849,536	$6,850,586

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VII
Statements of Cash Flows

	Years ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,074,264)	$(631,991)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	3,196,234	4,873,606
Amortization of initial direct costs - finance leases	5,803	8,159
Gain on sale of equipment	(251,742)	(365,303)
Bad debt expense	45,218	105,000
Loss on equity in COF 2 investment	169,610	15,413
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(1,619,089)	(1,918,290)
Earned interest on finance leases	(19,134)	(27,021)
Changes in assets and liabilities
Lease income receivable	(83,447)	49,789
Accounts receivable, Commonwealth Capital Corp., net	523,436	(415,745)
Other receivables	257,845	(496,534)
Prepaid expenses	(655)	(515)
Accounts payable	39,483	(4,796)
Accounts payable, CIGF, Inc., net	(27,025)	84,184
Other accrued expenses	(22,222)	20,115
Unearned lease income	(138,526)	31,180
Net cash provided by operating activities	1,001,525	1,327,251
Cash flows from investing activities
Capital expenditures	(243,702)	(171,379)
Purchase of finance leases	-	(38,004)
Payment from finance leases	153,753	152,331
Equipment acquisition fees paid to the General Partner	(30,127)	(4,134)
Net proceeds from the sale of equipment	597,458	1,534,932
Investment in COF 2	-	(1,500,000)
Distributions from Investment in COF2	101,719	-
Net cash provided by (used in) investing activities	579,101	(26,254)
Cash flows from financing activities
Redemptions	(51,441)	(71,265)
Proceeds from debt financing	-	289,628
Debt placement fee paid to the General Partner	(6,585)	(3,725)
Distributions to partners	(1,449,813)	(2,665,544)
Net cash used in financing activities	(1,507,839)	(2,450,906)

Net increase (decrease) in cash and cash equivalents	72,787	(1,149,909)
Cash and cash equivalents beginning of year	2,027,414	3,177,323
Cash and cash equivalents end of year	$2,100,201	$2,027,414
see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VII

Notes to Financial Statements

1. Business

Commonwealth Income & Growth Fund VII, LP ("the Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania on November 14, 2008. The Partnership offered for sale up to 2,500,000 units of limited partnership interest at the purchase price of $20 per unit (the "offering"). The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010. The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions.

For the year ended December 31, 2016 and 2015, limited partners redeemed 6,000 and 7,850 units, respectively, of partnership interest for a total redemption price of approximately $51,000 and $71,000, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”).

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

The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement (the "Agreement"), the Partnership will continue until December 31, 2021.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2016 and 2015, cash distributions to limited partners for each quarter were made at a rate of approximately 5.1% and 8.5% of their original contributed capital, respectively. Distributions during each of the years ended December 31, 2016 and 2015 were made to limited partners in the amount of approximately $1.01 and $1.68 per unit, respectively, based on each investor's number of limited partnership units outstanding during that year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015. There were no assets measured on a non-recurring basis at December 31, 2016 and 2015.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2016 and 2015 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2016 and 2015 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the years ended December 31, 2016 and 2015 were approximately $59,000 and $877,000 (note 3 – ALSC disclosure, default of a significant lessee), respectively.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014 -15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no uncertainties concerning an entity’s ability to continue as a going concern during the year ended December 31, 2016.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the year ended December 31, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the year ended December 31, 2016.

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

At December 31, 2016, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $2,106,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2016 and 2015, the total cash bank balance was as follows:

Balance at December 31	2016	2015
Total bank balance	$2,106,000	$2,034,000
FDIC insured	(250,000)	(250,000)
Uninsured amount	$1,856,000	$1,784,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal or state income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity-level uncertain tax positions. In addition, the Partnership believes its tax status as a pass-through entity would be sustained under U.S. Federal, state or local tax examination. The Partnership files U.S. federal and various state income tax returns and is generally subject to examination by federal, state and local income tax authorities for three years from the filing of a tax return.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  Various amendments to ASU No. 2014-09 have been issued, including;

●
ASU No. 2016-08 (issued in March 2016) which amends principal versus agent guidance by reframing the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent;

●
ASU No. 2016-10 (issued in April 2016) which amends criteria around licensing and performance obligations;

●
ASU No. 2016-12 (issued in May 2016); which provides guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition; and

●
ASU No. 2016-20 (issued in December 2016) which contains various technical corrections and improvements to ASU No. 2014-09.

FASB Accounting Standards Update 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification, and further permits the use of either a retrospective or cumulative effect transition method. The FASB agreed to a one-year deferral of the original effective date of this guidance and, as a result, it will become effective for fiscal years and interim periods after December 15, 2017. However, entities may adopt the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt ASU 2014-09 as of January 1, 2018. Our analysis of this comprehensive standard, including our evaluation of the available transition methods, is ongoing and the impact on our financial statements is not currently estimable.

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. We have begun accumulating the information related to leases and are evaluating our internal processes and controls with respect to lease administration activities. Additionally, our business involves lease agreements with our customers whereby we are the lessor in the transaction. Accounting guidance for lessors is largely unchanged. Our evaluation of this guidance is ongoing and the impact that this new guidance will have on our financial statements has not yet been determined.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2016 and 2015, there were no remarketing fees paid with cash or netted against receivables due from such parties.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2016 was approximately $7,644,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2016 was approximately $193,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2016 was approximately $20,042,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2016 was approximately $385,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise for 2017, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Years Ended December 31,	Amount
2017	$1,240,000
2018	334,000
2019	160,000
2020	39,000
$1,773,000

Finance Leases:

The following lists the approximate components of the net investment in finance leases:

At December 31,	2016	2015
Total minimum lease payments to be received	$218,000	$372,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	4,000	10,000
Less: unearned income	(13,000)	(33,000)
Net investment in finance leases	$275,000	$415,000

We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk include both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2016:
	Percent of Total
Risk Level	2016	2015
Low	-%	-%
Moderate-Low	40%	38%
Moderate	-%	62%
Moderate-High	60%	-%
High	-%	-%
Net Finance lease receivable	100%	100%

As of the year ended December 31, 2016 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at December 31, 2016 and 2015, was approximately $108,000 and $161,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at December 31, 2016 and 2015, was approximately $216,000 and $322,000, respectively.

The following is a schedule of approximate future minimum rentals on non-cancelable finance leases:

Years Ended December 31,	Amount
2017	$148,500
2018	67,500
2019	2,000
$218,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2016	2015
Cummins, Inc.	32%	28%
Alliant Techsystems	25%	15%
American Laser Skin Care	**	15%
Aetna Life Insurance	**	10%
  ** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of lease income receivable:

At December 31,	2016	2015
Cargill, Inc.	29%	22%
Cummins, Inc	27%	22%
Alliant Techsystems	20%	**
Raytheon	12%	30%
Verso Paper	**	14%
  ** Represents less than 10% of lease income receivable

5. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at December 31, 2016 and 2015 was approximately $1,191,000 and $1,485,000, respectively (see COF 2 Financial Summary below). For the year ended December 31, 2016, COF 2 declared distributions to the Partnership of approximately $124,000.

COF 2 Summarized Financial Information
At December 31,	2016	2015*
Assets	$4,897,000	$5,234,000
Liabilities	$1,462,000	$934,000
Partners' capital	$3,435,000	$4,300,000
Revenue	$939,000	$146,000
Expenses	$1,437,000	$190,000
Net Loss	$(498,000)	$(44,000)
* As of December 31, 2015 and for the period August 13, 2015(date of inception) through December 31, 2015

6. Related Party Transactions

Receivables/Payables

As of December 31, 2016 and 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Years ended December 31,	2016	2015
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the years ended December 31, 2016 and 2015, the Partnership was charged approximately $559,000 and $821,000 in other LP expense, respectively.
	$1,043,000	$1,296,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2016, the remaining balance of prepaid acquisition fees was approximately $139,000, which is expected to be earned in future periods.  For the year ended December 31, 2016, equipment acquisition fees earned for operating and finance leases was approximately $45,000 and $0, respectively. For the year ended December 31, 2015, equipment acquisition fees earned for operating and finance leases was approximately $10,000 and $2,000, respectively.
	$45,000	$12,000
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
	$7,000	$4,000
Equipment management fee
We pay our general partner a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. Our general partner, based on its experience in the equipmentleasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment we manage, which in turn will depend upon the amount we raise in this offering. Reductions in market rates for similar services would also reduce the amount of this fee we will receive.
	$171,000	$288,000
Equipment liquidation fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. Thepayment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds fromsuch sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission iscompetitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we will potentially receive.
	$18,000	$47,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
At December 31,	2016	2015
Installment note payable to bank; interest at 3.68% due in monthly installments of $16,526, including interest; with final payment in February 2016	$-	$33,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $24,780, including interest, with final payment in May 2016	-	49,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $11,329, including interest, with final payment in June 2016	-	22,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $14,427 to $19,170, including interest, with final payment in July 2016	-	99,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $25,798, including interest, with final payment in August 2016	-	76,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $47,859, including interest, with final payment in August 2016	-	140,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $26,817, including interest, with final payment in September 2016	-	79,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $944 to $8,324, including interest, with final payment in September 2016	-	47,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $598, including interest, with final payment in October 2016	-	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $22,434, including interest; with final payment due in December 2016	-	87,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $6,284, including interest; with final payment due in December 2016	-	74,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	5,000	26,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	116,000	337,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	49,000	145,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	30,000	81,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	147,000	335,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	2,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	30,000	73,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	3,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	2,000	4,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	30,000	70,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	27,000	53,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	2,000	4,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	4,000	8,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	18,000	32,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	75,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	5,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	83,000	143,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	69,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	246,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	20,000	29,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	51,000	-
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	86,000	-
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	212,000	-
	$1,312,000	$2,061,000

The notes are secured by specific technology equipment with a carrying value of approximately $2,608,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to December 31, 2016 are as follows:

Years Ended December 31,	Amount
2017	$818,000
2018	298,000
2019	157,000
2020	39,000
$1,312,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at December 31, 2016 was approximately $133,000 and is secured by specific equipment under both operating and finance leases. The Partnership’s portion of the carrying value of the secured equipment under operating leases is approximately $22,000.  The Partnership’s portion of the carrying value of the secured equipment under finance leases is approximately $176,000.

8. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2016 and 2015 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2016	2015
Debt assumed in connection with purchase of technology equipment	$871,000	$83,000
Accrual for distribution to partners paid in January 2017	$156,000	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$16,000	$8,000
Receivable for distribution from investment in COF2	$22,000	$-

During the years ended December 31, 2016 and 2015, the Partnership wrote off fully amortized acquisition and finance fees of approximately $339,000 and $315,000, respectively.

 9. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and had recorded a reserve of $137,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of March 6, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved. As of March 31, 2017, the results of appeal are pending.

10. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows:

Years Ended December 31,	2016	2015
Financial statement basis of net assets	$6,850,586	$9,581,977
Tax basis of net assets (unaudited)	6,240,391	7,694,508
Difference (unaudited)	$(610,195)	$(1,887,469)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2016	2015
Net loss for financial reporting purposes to taxable income	$(1,074,264)	$(631,991)
Adjustments (unaudited)
Loss on sale of equipment	(28,874)	322,127
Depreciation	1,664,414	3,001,193
Amortization	95,354	201,335
Unearned lease income	(3,907)	130,045
Penalties	9,924	1,453
Bad debts	32,371	105,000
Other	(408,506)	(846,029)
Taxable income on the Federal Partnership return (unaudited)	$286,512	$2,283,133

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.