Form 10-Q
period 2017-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2017-05-15
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)	Emerging growth company ☐

Indicate by check mark whether the registrant is an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

FORM 10-Q
MARCH 31, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$1,949,022	$2,100,201
Lease income receivable	261,855	290,814
Accounts receivable, Commonwealth Capital Corp, net	1,078,490	967,988
Other receivables, net of reserve of approximately $137,000 at March 31, 2017 and December 31, 2016	212,630	240,556
Receivable from COF 2	22,438	22,438
Prepaid expenses	4,858	7,322
	3,529,293	3,629,319

Net investment in finance leases	238,499	274,505

Investment in COF 2	1,112,151	1,190,819

Equipment, at cost	17,048,570	16,856,270
Accumulated depreciation	(14,016,751)	(13,494,408)
	3,031,819	3,361,862

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $150,000 and $173,000 at March 31, 2017 and December 31, 2016, respectively	80,333	80,681
Prepaid acquisition fees	121,756	138,866
	202,089	219,547
Total Assets	$8,113,851	$8,676,052

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$141,515	$151,091
Accounts payable, CIGF, Inc.	139,116	87,663
Other accrued expenses	155,877	157,243
Unearned lease income	138,477	117,341
Notes payable	1,281,175	1,312,128
Total Liabilities	1,856,160	1,825,466

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	6,256,641	6,849,536
Total Partners' Capital	6,257,691	6,850,586
Total Liabilities and Partners' Capital	$8,113,851	$8,676,052

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2017	2016
Revenue
Lease	$619,433	$966,655
Interest and other	3,515	4,859
Gain on sale of equipment	-	93,900
Total revenue and gain on sale of equipment	622,948	1,065,414

Expenses
Operating, excluding depreciation and amortization	273,096	390,046
Equipment management fee, General Partner	31,740	49,102
Interest	11,018	20,918
Depreciation	634,227	975,763
Amortization of equipment acquisition costs and deferred expenses	19,580	39,028
Bad debt expense	14,034	32,371
Loss on sale of equipment	6,705	-
Total expenses	990,400	1,507,228

Other gain (loss)
Gain from insurance recovery	33,653	-
Loss in investment from COF 2	(56,230)	(7,663)
Total other loss	(22,577)	(7,663)

Net loss	$(390,029)	$(449,477)

Net loss allocated to Limited Partners	$(391,582)	$(456,117)

Net loss per equivalent Limited Partnership unit	$(0.25)	$(0.29)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,554,279	1,562,201

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, December 31, 2016	50	1,557,850	$1,050	$6,849,536	$6,850,586
Net income (loss)	-	-	1,553	(391,582)	(390,029)
Redemption	-	(6,162)	-	(47,609)	(47,609)
Distributions	-	-	(1,553)	(153,704)	(155,257)
Balance, March 31, 2017	50	1,551,688	$1,050	$6,256,641	$6,257,691

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net cash provided by operating activities	$78,787	$42,553

Cash flows from investing activities
Capital expenditures	(80,280)	(1,627)
Payment from finance leases	38,438	38,438
Equipment acquisition fees paid to the General Partner	-	(347)
Net proceeds from the sale of equipment	17,875	219,304
Net cash (used in) provided by investing activities	(23,967)	255,768

Cash flows from financing activities
Redemptions	(47,609)	(22,264)
Debt placement fee paid to the General Partner	(2,121)	(70)
Distributions to partners	(156,269)	(122,529)
Net cash used in financing activities	(205,999)	(144,863)

Net (decrease) increase in cash and cash equivalents	(151,179)	153,458

Cash and cash equivalents beginning of period	2,100,201	2,027,414

Cash and cash equivalents end of period	$1,949,022	$2,180,872

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VII, LP (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania on November 14, 2008. The Partnership offered for sale up to 2,500,000 units of limited partnership interest at the purchase price of $20 per unit (the "offering"). The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010. The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2017, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,971,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2017, the total cash bank balance was as follows:

At March 31, 2017	Balance
Total bank balance	$1,971,000
FDIC insured	(250,000)
Uninsured amount	$1,721,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the three months ended March 31, 2017.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the three months ended March 31, 2017 and 2016, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2017 was approximately $7,774,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2017 was approximately $206,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2017 was approximately $18,768,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2017 was approximately $349,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during 2017, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2017	$760,000
Year Ended December 31, 2018	435,000
Year Ended December 31, 2019	251,000
Year Ended December 31, 2020	50,000
$1,496,000
Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:

At March 31,	March 31, 2017	December 31, 2016
Total minimum lease payments to be received	$180,000	$218,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	3,000	4,000
Less: unearned income	(10,000)	(13,000)
Net investment in finance leases	$239,000	$275,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	41%
Moderate	-%
Moderate-High	59%
High	-%
Net finance lease receivable	100%

As of March 31, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at March 31, 2017 and December 31, 2016, was approximately $95,000 and $108,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at March 31, 2017 and December 31, 2016, was approximately $190,000 and $216,000, respectively.

The following is a schedule of approximate future minimum rentals on non-cancelable direct financing leases at March 31, 2017:
Amount
Nine months ended December 31, 2017	$110,000
2018	68,000
2019	2,000
Total	$180,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at March 31, 2017 and December 31, 2016 was approximately $1,112,000 and $1,191,000, respectively (see COF 2 Financial Summary below). During the three months ended March 31, 2017, COF 2 declared a first quarter distribution to the Partnership of approximately $22,000, which is recorded as a receivable from COF 2 at March 31, 2017.
	March, 31	December 31,
COF 2 Summarized Financial Information	2017	2016
Assets	$4,799,000	$4,897,000
Liabilities	$1,596,000	$1,462,000
Partners' capital	$3,203,000	$3,435,000
Revenue	$303,000	$939,000
Expenses	$468,000	$1,437,000
Net loss	$(165,000)	$(498,000)

5. Related Party Transactions

Receivables/Payables

As of March 31, 2017 and December 31, 2016, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2017	2016

Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2017 and 2016, the Partnership was charged approximately $124,000 and $167,000 in Other LP expense, respectively.
	$271,000	$331,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2017, the General Partner earned acquisition fees from operating and finance leases of approximately $17,000 and $0, respectively. For the three months ended March 31, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $300 and $0, respectively. At March 31, 2017, the remaining balance of prepaid acquisition fees was approximately $122,000, which is expected to be earned in future periods.
	$17,000	$300
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
	$2,500	$100

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
	$32,000	$49,000

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
	$600	$7,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2017	December 31, 2016
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	-	5,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	59,000	116,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	24,000	49,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	17,000	30,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	99,000	147,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	1,000	2,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	19,000	30,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	2,000	3,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	1,000	2,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	20,000	30,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	20,000	27,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	2,000	2,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	4,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	14,000	18,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	62,000	75,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	4,000	5,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	68,000	83,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	62,000	69,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	221,000	246,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	18,000	20,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	48,000	51,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	79,000	86,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	196,000	212,000
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	131,000	-
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	110,000	-
	$1,281,000	$1,312,000

The notes are secured by specific equipment with a carrying value of approximately $2,103,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2017 are as follows:

Amount
Nine months ended December 31, 2017	$607,000
Year ended December 31, 2018	380,000
Year ended December 31, 2019	244,000
Year ended December 31, 2020	50,000
$1,281,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at March 31, 2017 and December 31, 2016 was approximately $106,000 and $133,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2017 and December 31, 2016 is $17,000 and $22,000, respectively. The carrying value of the secured equipment under finance leases at March 31, 2017 and December 31, 2016 is approximately $167,000 and $176,000, respectively.

The Partnership’s portion of the current loan amount at March 31, 2017 was approximately $106,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating and finance leases is approximately $17,000 and $167,000 at March 31, 2017.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2016 and 2015 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$279,000	$458,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2017	2016
Debt assumed in connection with purchase of equipment	$248,000	$7,000
Accrual for distributions to partners paid in April	$155,000	$541,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$17,000	$-

During the three months ended March 31, 2017 and 2016, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $43,000 and $118,000, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of May 4, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  The bar took effect on August 23, 2016.  Ms. Springsteen-Abbott appealed the NAC Decision to the SEC.  On March 31, 2017, the SEC remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome. While a decision is being reconsidered by FINRA, the sanctions for disgorgement and fines are not enforced against the Company.  As of May 15, 2017, management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 10% year-over-year from new business volume in March 2016. Volume was up 51% month-to-month from $5.9 billion in February. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and up from 1.20% in the same period in 2016. Charge-offs were 0.68%, up from 0.38% the previous month, and up from 0.51% in the year-earlier period. Credit approvals totaled 74.5% in March, down slightly from 74.8% in February. Total headcount for equipment finance companies was up 19.9% year over year, a spike largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for April is 65.8, easing from the March index of 71.1.

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

REVENUE RECOGNITION

Through March 31, 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2017 and 2016 were approximately $3,000 and $5,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2017, were cash provided by operating activities of approximately $79,000, net proceeds from the sale of equipment of approximately $18,000 and payments received from finance leases of approximately $38,000. This compares to the three months ended March 31, 2016 where our primary sources of cash were provided by operating activities of approximately $43,000 and net proceeds from the sale of equipment of approximately $219,000 and payments received from finance leases of approximately $38,000.

Our primary uses of cash for the three months ended March 31, 2017 were distributions to partners of approximately $156,000, capital expenditures of approximately $80,000 and limited partner redemptions of approximately $48,000. For the three months ended March 31, 2016, our primary uses of cash were distributions to partners of approximately $123,000 and limited partner redemptions of approximately $22,000.

Cash provided by operating activities for the three months ended March 31, 2017 was approximately $79,000, including a net loss of approximately $390,000 and depreciation and amortization expenses of approximately $654,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $279,000. This compares to the three months ended March 31, 2016 with cash used in operating activities of approximately $43,000, including a net loss of approximately $449,000 and depreciation and amortization expenses of approximately $1,015,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $458,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2017 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $2,000,000 or more during the remainder of 2017, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2017, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,971,000. Bank accounts are federally insured up to $250,000. At March 31, 2017, the total cash bank balance was as follows:

At March 31, 2017	Balance
Total bank balance	$1,971,000
FDIC insured	(250,000)
Uninsured amount	$1,721,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of March 31, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $760,000 for the balance of the year ending December 31, 2017 and approximately $736,000 thereafter.

As of March 31, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $110,000 for the balance of the year ending December 31, 2017 and approximately $70,000 thereafter.

As of March 31, 2017, our non-recourse debt was approximately $1,281,000 with interest rates ranging from 1.60% through 6.00% and is payable through February 2020.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at March 31, 2017 and December 31, 2016 was approximately $106,000 and $133,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2017 and December 31, 2016 is $17,000 and $22,000, respectively. The carrying value of the secured equipment under finance leases at March 31, 2017 and December 31, 2016 is approximately $167,000 and $176,000, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of May 4, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2016 The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at March 31, 2017 and December 31, 2016 was approximately $1,112,000 and $1,191,000, respectively (see COF 2 Financial Summary below). During the three months ended March 31, 2017, COF 2 declared a first quarter distribution to the Partnership of approximately $22,000, which is recorded as a receivable from COF 2 at March 31, 2016.

RESULTS OF OPERATIONS
Three months ended March 31, 2017 compared to three months ended March 31, 2016

Lease Revenue

Our lease revenue declined to approximately $619,000 for the three months ended March 31, 2017, from approximately $967,000 for the three months ended March 31, 2016. The Partnership had 103 and 122 active operating leases that generated lease revenue for the three months ended March 31, 2017 and 2016, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2017, the Partnership sold equipment with net book value of approximately $25,000 for a net loss of approximately $7,000. For the three months ended March 31, 2016, the Partnership sold equipment with net book value of approximately $125,000 for a net gain of approximately $94,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $273,000 for the three months ended March 31, 2017, from approximately $390,000 for the three months ended March 31, 2016. This decline is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $43,000 and legal fees of approximately $62,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $32,000 for the three months ended March 31, 2017 from approximately $49,000 for the three months ended March 31, 2016. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2017 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $654,000 for the three months ended March 31, 2017, from approximately $1,015,000 for the three months ended March 31, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2017.

Net Loss

For the three months ended March 31, 2017, we recognized revenue of approximately $623,000, expenses of approximately $990,000 and other loss of $23,000, resulting in a net loss of approximately $390,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the three months ended March 31, 2016, we recognized revenue of approximately $1,065,000, expenses of approximately $1,507,000 and other loss of $8,000, resulting in a net loss of approximately $450,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of May 4, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  The bar took effect on August 23, 2016.  Ms. Springsteen-Abbott appealed the NAC Decision to the SEC.  On March 31, 2017, the SEC remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome. While a decision is being reconsidered by FINRA, the sanctions for disgorgement and fines are not enforced against the Company.  As of May 15, 2017, management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer