Form 10-Q
period 2017-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2017-08-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 or

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

 FORM 10-Q
JUNE 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$1,709,176	$2,100,201
Lease income receivable	160,536	290,814
Accounts receivable, Commonwealth Capital Corp., net	1,120,450	967,988
Other receivables, net of reserve of approximately $137,000 at June 30, 2017 and December 31, 2016, respectively	347,932	240,556
Receivable from COF2	22,438	22,438
Prepaid expenses	5,465	7,322
	3,365,997	3,629,319

Net investment in finance leases	202,133	274,505

Investment in COF 2	1,033,568	1,190,819

Equipment, at cost	16,808,482	16,856,270
Accumulated depreciation	(14,346,260)	(13,494,408)
	2,462,222	3,361,862

Equipment acquisition costs and deferred expenses, net of accumulated
amortization of approximately $155,000 and $173,000 at June 30, 2017 and December 31, 2016, respectively	64,218	80,681
Prepaid acquisition fees	120,922	138,866
	185,140	219,547
Total Assets	$7,249,060	$8,676,052

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$135,570	$151,091
Accounts payable, CIGF, Inc.	129,407	87,663
Other accrued expenses	59,613	157,243
Unearned lease income	116,372	117,341
Notes payable	991,658	1,312,128
Total Liabilities	1,432,620	1,825,466

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	5,815,390	6,849,536
Total Partners' Capital	5,816,440	6,850,586
Total Liabilities and Partners' Capital	$7,249,060	$8,676,052

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Lease	$576,451	$904,990	$1,195,884	$1,871,646
Interest and other	8,604	12,948	12,119	17,806
Gain on sale of equipment	83,288	6,510	76,583	100,410
Total revenue and gain on sale of equipment	668,343	924,448	1,284,586	1,989,862

Expenses
Operating, excluding depreciation and amortization	231,553	276,665	504,649	666,711
Equipment management fee, General Partner	29,591	46,018	61,332	95,120
Interest	12,704	17,622	23,722	38,540
Depreciation	604,927	834,955	1,239,154	1,810,718
Amortization of equipment acquisition costs and deferred expenses	19,095	35,098	38,675	74,126
Bad debt expense	322	-	14,356	32,371
Total expenses	898,192	1,210,358	1,881,888	2,717,586

Other gain (loss)
Gain from insurance recovery	-	-	33,653	-
Loss in investment in COF 2	(56,145)	(53,258)	(112,374)	(60,921)
Total other loss	(56,145)	(53,258)	(78,721)	(60,921)

Net loss	$(285,994)	$(339,168)	$(676,023)	$(788,645)

Net loss allocated to Limited Partners	$(287,547)	$(344,299)	$(679,129)	$(800,416)

Net loss per equivalent Limited Partnership unit	$(0.19)	$(0.22)	$(0.44)	$(0.51)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,551,688	1,561,350	1,552,976	1,561,776

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,557,850	$1,050	$6,849,536	$6,850,586
Net income (loss)	-	-	3,106	(679,129)	(676,023)
Redemption	-	(6,162)	-	(47,609)	(47,609)
Distributions	-	-	(3,106)	(307,408)	(310,514)
Balance, June 30, 2017	50	1,551,688	$1,050	$5,815,390	$5,816,440

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$22,025	$36,325

Cash flows from investing activities
Capital Expenditures	(90,754)	(188,689)
Payments from finance leases	76,876	76,876
Equipment acquisition fees paid to General Partner	(2,147)	(30,127)
Net proceeds from the sale of equipment	119,488	286,719
Net cash provided by investing activities	$103,463	$144,779

Cash flows from financing activities
Distributions to partners	(466,783)	(786,476)
Redemption	(47,609)	(22,264)
Debt placement fee paid to the General Partner	(2,121)	(5,645)
Net cash used in financing activities	(516,513)	(814,385)

Net decrease in cash and cash equivalents	(391,025)	(633,281)

Cash and cash equivalents, beginning of period	2,100,201	2,027,414

Cash and cash equivalents, end of period	$1,709,176	$1,394,133

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.
The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2017, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,734,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2017, the total cash bank balance was as follows:

At June 30, 2017	Balance
Total bank balance	$1,734,000
FDIC insured	(250,000)
Uninsured amount	$1,484,000

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

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the six months ended June 30, 2017.

Recent Accounting Pronouncements Not Yet Adopted

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the six months ended June 30, 2017 and 2016, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2017 was approximately $7,450,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2017 was approximately $103,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2017 was approximately $17,688,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2016 was approximately $149,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Six months ended December 31, 2017	$729,000
Year Ended December 31, 2018	450,000
Year Ended December 31, 2019	266,000
Year Ended December 31, 2020	57,000
$1,502,000
Finance Leases:

The following lists the components of the net investment in direct financing leases:

At June 30,	June 30, 2017	December 31, 2016
Total minimum lease payments to be received	$141,000	$218,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	3,000	4,000
Less: unearned income	(8,000)	(13,000)
Net investment in finance leases	$202,000	$275,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	43%
Moderate	-%
Moderate-High	57%
High	-%
Net finance lease receivable	100%

As of June 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at June 30, 2017 and December 31, 2016, was approximately $82,000 and $108,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at June 30, 2017 and December 31, 2016, was approximately $164,000 and $216,000, respectively.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2017:
Amount
Six months ended December 31, 2017	$71,000
2018	68,000
2019	2,000
Total	$141,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2017 and December 31, 2016 was approximately $1,034,000 and $1,191,000, respectively (see COF 2 Financial Summary below). During the six months ended June 30, 2017, COF 2 declared distributions to the Partnership of approximately $45,000, of which approximately $22,000 is recorded as a receivable from COF 2 at June 30, 2017.

	June, 30	December 31,
COF 2 Summarized Financial Information	2017	2016
Assets	$4,266,000	$4,897,000
Liabilities	$1,294,000	$1,462,000
Partners' capital	$2,972,000	$3,435,000
Revenue	$616,000	$939,000
Expenses	$946,000	$1,437,000
Net loss	$(330,000)	$(498,000)

5. Related Party Transactions

Receivables/Payables

As of June 30, 2017 and December 31, 2016, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30, Reimbursable Expenses	2017	2016
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2017 and 2016, the Partnership was charged approximately $246,000 and $309,000 in other LP expense, respectively.
	$500,000	$651,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2017, the General Partner earned acquisition fees from operating and finance leases of approximately $15,000 and $0, respectively. For the six months ended June 30, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $30,000 and $0, respectively. At June 30, 2017, the remaining balance of prepaid acquisition fees was approximately $121,000, which is expected to be earned in future periods.
	$15,000	$30,000

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
	$3,000	$6,000

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
	$61,000	$95,000
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
	$4,000	$9,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	June 30, 2017	December 31, 2016
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	-	5,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	-	116,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	-	49,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	4,000	30,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	50,000	147,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	1,000	2,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	8,000	30,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	1,000	3,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	1,000	2,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	11,000	30,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	14,000	27,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	1,000	2,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	3,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	11,000	18,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	49,000	75,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	4,000	5,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	52,000	83,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	55,000	69,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	196,000	246,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	16,000	20,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	44,000	51,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	71,000	86,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	182,000	212,000
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	120,000	-
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	98,000	-
	$992,000	$1,312,000

The notes are secured by specific equipment with a carrying value of approximately $1,832,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2017 are as follows:

Amount
Six months ended December 31, 2017	$318,000
Year ended December 31, 2018	380,000
Year ended December 31, 2019	244,000
Year ended December 31, 2020	50,000
$992,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at June 30, 2017 and December 31, 2016 was approximately $79,000 and $133,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at June 30, 2017 and December 31, 2016 is $12,000 and $22,000, respectively. The carrying value of the secured equipment under finance leases at June 30, 2017 and December 31, 2016 is approximately $125,000 and $176,000, respectively.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2017 and 2016 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$612,000	$885,000

Noncash investing and financing activities include the following:

Six months ended June 30,	2017	2016
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$18,000	$-
Debt assumed in connection with purchase of equipment	$248,000	$564,000
Accrual for distributions to partners paid in July 2017 (included in other accrued expenses)	$155,000	$391,000
Accrued expenses incurred in connection with the purchase of technology equipment	$43,000	$-

During the six months ended June 30, 2017 and 2016, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $56,000 and $137,000, respectively.

During the six months ended June 30, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $7,000 and $0, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of August 2, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 LegacyTexas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote and recovery may be pursued directly against Cleary.  As such, management believes that the foregoing may not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of August 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June was $9.8 billion, down 2% year-over-year from new business volume in June 2016. Volume was up 27% month-to-month from $7.7 billion in May. Year to date, cumulative new business volume was up 5% compared to 2016. Receivables over 30 days were 1.30%, down from 1.40% the previous month and down from 1.40% in the same period in 2016. Charge-offs were 0.38%, down from 0.47% the previous month, and down from 0.65% in the year-earlier period. Credit approvals totaled 75.9% in June, down from 77% in May. Total headcount for equipment finance companies was up 16.6% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for July is 63.5, steady with the two previous months.

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

REVENUE RECOGNITION

Through June 30, 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2017 and 2016 were approximately $3,000 and $43,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2017, were cash provided by operating activities of approximately $22,000, net proceeds from the sale of equipment of approximately $119,000 and payments received from finance leases of approximately $77,000. This compares to the six months ended June 30, 2016 where our primary sources of cash were provided by operating activities of approximately $36,000, net proceeds from the sale of equipment of approximately $287,000 and payments received from finance leases of approximately $77,000.

Our primary uses of cash for the six months ended June 30, 2017 were distributions to partners of approximately $467,000, capital expenditures of approximately $91,000 and limited partner redemptions of approximately $48,000. Distributions of approximately $22,000 were accrued at June 30, 2017 and paid in July 2017. For the six months ended June 30, 2016, our primary uses of cash were the purchase of new equipment of approximately $189,000, equipment acquisition fees paid to General Partner of approximately $30,000, redemptions of approximately $22,000 and distributions to partners of approximately $786,000. Distributions of approximately $391,000 were accrued at June 30, 2016 and paid in July 2016.

Cash provided by operating activities for the six months ended June 30, 2017 was approximately $22,000, including a net loss of approximately $676,000 and depreciation and amortization expenses of approximately $1,278,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $612,000. This compares to the six months ended June 30, 2016 with cash used in operating activities of approximately $36,000, including a net loss of approximately $789,000 and depreciation and amortization expenses of approximately $1,885,000. Other noncash activities included in the determination of net loss for the six months ended June 30, 2016 include direct payments to banks by lessees of approximately $885,000 and bad debt expense of approximately $32,000.

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

At June 30, 2017, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $1,734,000. Bank accounts are federally insured up to $250,000. At June 30, 2017, the total cash bank balance was as follows:

At June 30, 2017	Balance
Total bank balance	$1,734,000
FDIC insured	(250,000)
Uninsured amount	$1,484,000

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

As of June 30, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $729,000 for the balance of the year ending December 31, 2017 and approximately $773,000 thereafter.

As of June 30, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $71,000 for the balance of the year ending December 31, 2017 and approximately $70,000 thereafter.

As of June 30, 2017, our non-recourse debt was approximately $992,000 with interest rates ranging from 1.6% through 6.00% and is payable through May 2020.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at June 30, 2017 and December 31, 2016 was approximately $79,000 and $133,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at June 30, 2017 and December 31, 2016 is $12,000 and $22,000, respectively. The carrying value of the secured equipment under finance leases at June 30, 2017 and December 31, 2016 is approximately $125,000 and $176,000, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of August 2, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2017 and December 31, 2016 was approximately $1,034,000 and $1,191,000, respectively (see COF 2 Financial Summary below). During the six months ended June 30, 2017, COF 2 declared distributions to the Partnership of approximately $45,000, of which approximately $22,000 is recorded as a receivable from COF 2 at June 30, 2017.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Lease Revenue

Our lease revenue declined to approximately $576,000 for the three months ended June 30, 2017, from approximately $905,000 for the three months ended June 30, 2016. The Partnership had 95 and 118 active operating leases that generated lease revenue for the three months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2017, the Partnership sold equipment with net book value of approximately $18,000 for a net gain of approximately $83,000. For the three months ended March 31, 2016, the Partnership sold equipment with net book value of approximately $60,000 for a net gain of approximately $7,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $232,000 for the three months ended June 30, 2017, from approximately $277,000 for the three months ended June 30, 2016. This decline is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $21,000 and accounting fees of approximately $23,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $30,000 for the three months ended June 30, 2017 from approximately $46,000 for the three months ended June 30, 2016. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2017 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $624,000 for the three months ended June 30, 2017, from approximately $870,000 for the three months ended June 30, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2017.

Net Loss

For the three months ended June 30, 2017, we recognized revenue of approximately $668,000, expenses of approximately $898,000 and other loss of $56,000, resulting in a net loss of approximately $286,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the three months ended June 30, 2016, we recognized revenue of approximately $924,000, expenses of approximately $1,210,000 and other loss of $53,000, resulting in a net loss of approximately $339,000.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Lease Revenue

Our lease revenue declined to approximately $1,196,000 for the six months ended June 30, 2017, from approximately $1,872,000 for the six months ended June 30, 2016. The Partnership had 101 and 126 active operating leases that generated lease revenue for the six months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2017, the Partnership sold equipment with net book value of approximately $43,000 for a net gain of approximately $77,000. This gain is primarily due to an insurance settlement for damaged lease equipment that resulted in a gain of approximately $57,000. For the six months ended June 30, 2016, the Partnership sold equipment with net book value of approximately $186,000 for a net gain of approximately $100,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $505,000 for the six months ended June 30, 2017, from approximately $667,000 for the six months ended June 30, 2016. This decline is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $63,000 and a reduction of approximately $99,000 in legal fees related to the Medshare Settlement Agreement (see Note 8).

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $61,000 for the six months ended June 30, 2017 from approximately $95,000 for the six months ended June 30, 2016. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2017 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,278,000 for the six months ended June 30, 2017, from approximately $1,885,000 for the six months ended June 30, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2017.

Net Loss

For the six months ended June 30, 2017, we recognized revenue of approximately $1,285,000, expenses of approximately $1,882,000 and other loss of $79,000, resulting in a net loss of approximately $676,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the six months ended June 30, 2016, we recognized revenue of approximately $1,990,000, expenses of approximately $2,718,000 and other loss of $61,000, resulting in a net loss of approximately $789,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of August 2, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 LegacyTexas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote and recovery may be pursued directly against Cleary.  As such, management believes that the foregoing may not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of August 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer