Form 10-Q
period 2017-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2017-11-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 or

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

FORM 10-Q
SEPTEMBER 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$439,054	$2,100,201
Lease income receivable	286,568	290,814
Accounts receivable, Commonwealth Capital Corp., net	1,395,938	967,988
Other receivables, net of reserve of approximately $158,000 and $137,000 at September 30, 2017 and December 31, 2016, respectively	1,091,367	240,556
Receivable from COF2	12,239	22,438
Prepaid expenses	14,935	7,322
	3,240,101	3,629,319

Net investment in finance leases	163,209	274,505

Investment in COF 2	980,782	1,190,819

Equipment, at cost	18,684,700	16,856,270
Accumulated depreciation	(14,527,908)	(13,494,408)
	4,156,792	3,361,862

Equipment acquisition costs and deferred expenses, net of accumulated
amortization of approximately $96,000 and $173,000 at September 30, 2017 and December 31, 2016, respectively	120,954	80,681
Prepaid acquisition fees	44,668	138,866
	165,622	219,547
Total Assets	$8,706,506	$8,676,052

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$149,818	$151,091
Accounts payable, CIGF, Inc.	157,944	87,663
Other accrued expenses	193,836	157,243
Unearned lease income	117,728	117,341
Notes payable	2,764,501	1,312,128
Total Liabilities	3,383,827	1,825,466

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,050	1,050
Limited Partners	5,321,629	6,849,536
Total Partners' Capital	5,322,679	6,850,586
Total Liabilities and Partners' Capital	$8,706,506	$8,676,052

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Lease	$626,313	$804,991	$1,822,197	$2,676,637
Interest and other	8,519	5,069	20,638	22,875
Gain on sale of equipment	-	59,721	36,389	160,131
Total revenue and gain on sale of equipment	634,832	869,781	1,879,224	2,859,643

Expenses
Operating, excluding depreciation and amortization	326,619	206,220	831,268	872,931
Equipment management fee, General Partner	32,054	41,018	93,386	136,138
Interest	10,099	15,679	33,821	54,219
Depreciation	576,199	731,673	1,815,353	2,542,391
Amortization of equipment acquisition costs and deferred expenses	17,372	33,597	56,047	107,723
Bad debt expense	20,910	-	35,266	32,371
Loss on sale of equipment	20,097	-	20,097	-
Total expenses	1,003,350	1,028,187	2,885,238	3,745,773

Other gain (loss)
Gain from insurance recovery	-	-	33,653	-
Loss in investment in COF 2	(40,547)	(50,966)	(152,921)	(111,887)
Total other loss	(40,547)	(50,966)	(119,268)	(111,887)

Net loss	$(409,065)	$(209,372)	$(1,125,282)	$(998,017)

Net loss allocated to Limited Partners	$(409,841)	$(212,100)	$(1,088,970)	$(1,012,516)

Net loss per equivalent Limited Partnership unit	$(0.26)	$(0.14)	$(0.70)	$(0.65)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,550,137	1,559,458	1,552,416	1,560,998

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,557,850	$1,050	$6,849,536	$6,850,586
Net income (loss)	-	-	3,882	(1,088,970)	(1,085,088)
Redemptions	-	(7,340)	-	(56,286)	(56,286)
Distributions	-	-	(3,882)	(382,651)	(386,533)
Balance, September 30, 2017	50	1,550,510	$1,050	$5,321,629	$5,322,679

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(920,635)	$811,635

Cash flows from investing activities
Capital Expenditures	(496,870)	(188,689)
Payments from finance leases	113,781	115,314
Equipment acquisition fees paid to General Partner	-	(30,127)
Net proceeds from the sale of equipment	167,371	449,761
Net cash (used in) provided by investing activities	$(215,718)	$346,259

Cash flows from financing activities
Distributions to partners	(466,387)	(1,449,813)
Redemption	(56,286)	(51,441)
Debt placement fee paid to the General Partner	(2,121)	(5,645)
Net cash used in financing activities	(524,794)	(1,506,899)

Net decrease in cash and cash equivalents	(1,661,147)	(349,005)

Cash and cash equivalents, beginning of period	2,100,201	2,027,414

Cash and cash equivalents, end of period	$439,054	$1,678,409

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2017, cash and cash equivalents was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $119,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2017, the total cash bank balance was as follows:

At September 30, 2017	Balance
Total bank balance	$119,000
FDIC insured	(119,000)
Uninsured amount	$-

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

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the nine months ended September 30, 2017.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the nine months ended September 30, 2017 and 2016, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2017 was approximately $8,380,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2017 was approximately $1,141,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2017 was approximately $20,768,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2017 was approximately $3,242,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2017	$562,000
Year Ended December 31, 2018	1,090,000
Year Ended December 31, 2019	905,000
Year Ended December 31, 2020	573,000
Year Ended December 31, 2021	70,000
$3,200,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:
	September 30, 2017	December 31, 2016
Total minimum lease payments to be received	$101,000	$218,000
Estimated residual value of leased equipment (unguaranteed)	66,000	66,000
Initial direct costs finance leases	1,000	4,000
Less: unearned income	(5,000)	(13,000)
Net investment in finance leases	$163,000	$275,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	46%
Moderate	-%
Moderate-High	54%
High	-%
Net finance lease receivable	100%

As of September 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at September 30, 2017 and December 31, 2016, was approximately $69,000 and $108,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at September 30, 2017 and December 31, 2016, was approximately $138,000 and $216,000, respectively.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2017:
Amount
Three months ended December 31, 2017	$35,000
2018	67,000
2019	2,000
Total	$104,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2017 and December 31, 2016 was approximately $981,000 and $1,191,000, respectively (see COF 2 Financial Summary below). During the nine months ended September 30, 2017, COF 2 declared distributions to the Partnership of approximately $57,000, of which approximately $12,000 is recorded as a receivable from COF 2 at September 30, 2017.

	September, 30	December 31,
COF 2 Summarized Financial Information	2017	2016
Assets	$4,140,000	$4,897,000
Liabilities	$1,324,000	$1,462,000
Partners' capital	$2,816,000	$3,435,000
Revenue	$319,000	$939,000
Expenses	$438,000	$1,437,000
Net loss	$(119,000)	$(498,000)

5. Related Party Transactions

Receivables/Payables

As of September 30, 2017 and December 31, 2016, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2017	2016
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2017 and 2016, the Partnership was charged approximately $380,000 and $439,000 in other LP expense, respectively.
	$717,000	$843,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2017, the General Partner earned acquisition fees from operating and finance leases of approximately $109,000 and $0, respectively. At September 30, 2017, the remaining balance of prepaid acquisition fees was approximately $45,000, which is expected to be earned in future periods.	$109,000	$30,000

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
	$22,000	$6,000

Equipment Management Fee
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the six months ended June 30, 2017 and 2016, no “Other LP” expense was charged to the Partnership.	$93,000	$136,000

Equipment Liquidation Fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions anda 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasingindustry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we receive.
	$4,000	$14,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30, 2017	December 31, 2016
Installment note payable to bank; interest at 4.23% due in quarterly installments of $5,376, including interest; with final payment in February 2017	-	5,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $284 to $55,093, including interest, with final payment in May 2017	-	116,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $8,154, including interest; with final payment in June 2017	-	49,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $4,340, including interest, with final payment in July 2017	-	30,000
Installment notes payable to bank; interest ranging from 4.23% to 4.85% due in quarterly installments ranging from $1,051 to $25,788, including interest, with final payment in July 2017	-	147,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $610, including interest, with final payment in August 2017	-	2,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $3,790, including interest, with final payment in August 2017	-	30,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $672, including interest, with final payment in October 2017	1,000	3,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $476, including interest, with final payment in November 2017	-	2,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $1,471 to $3,589, including interest, with final payment in November 2017	3,000	30,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,318, including interest; with final payment in December 2017	7,000	27,000
Installment note payable to bank; interest at 4.23% due in monthly installments of $458, including interest, with final payment in February 2018	1,000	2,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	2,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	7,000	18,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	36,000	75,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	3,000	5,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	37,000	83,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	47,000	69,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	171,000	246,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	14,000	20,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	41,000	51,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	64,000	86,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	168,000	212,000
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	109,000	-
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	90,000	-
Installment note payable to bank; interest at 5.25% due in monthly installments of $3,836, including interest, with final payment in March 2020	36,000	-
Installment note payable to bank; interest at 5.25% due in monthly installments of $25,557, including interest, with final payment in April 2020	287,000	-
Installment note payable to bank; interest at 5.66% due in monthly installments of $29,292, including interest, with final payment in October 2020	378,000	-
Installment note payable to bank; interest at 5.62% due in monthly installments of $2,897, including interest, with final payment in July 2020	32,000	-
Installment note payable to bank; interest at 4.55% due in monthly installments of $14,777, including interest, with final payment in August 2020	500,000	-
Installment note payable to bank; interest at 4.55% due in monthly installments of $1,723, including interest, with final payment in August 2020	58,000	-
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	673,000	-
	$2,765,000	$1,312,000

The notes are secured by specific equipment with a carrying value of approximately $3,522,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2017 are as follows
Amount
Three months ended December 31, 2017	$351,000
Year ended December 31, 2018	958,000
Year ended December 31, 2019	850,000
Year ended December 31, 2020	555,000
Year ended December 31, 2021	51,000
$2,765,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2017 and December 31, 2016 was approximately $53,000 and $133,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at September 30, 2017 and December 31, 2016 is $9,000 and $22,000, respectively. The carrying value of the secured equipment under finance leases at September 30, 2017 and December 31, 2016 is approximately $98,000 and $176,000, respectively.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2017 and 2016 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$768,000	$1,322,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2017	2016
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$109,000	$-
Debt assumed in connection with purchase of equipment	$2,221,000	$564,000
Accrual for distributions to partners paid in October 2017 (included in other accrued expenses)	$80,000	$-

During the nine months ended September 30, 2017 and 2016, the Partnership wrote off fully amortized acquisition and finance fees of approximately $133,000 and $186,000, respectively.

During the nine months ended September 30, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $248,000 and $0, respectively.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 7, 2017, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $158,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of November 7, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 Legacy Texas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of November 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $8.7 billion, down 7% year-over-year from new business volume in September 2016. Volume was up 12% month-to-month from $7.8 billion in August. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and down from 1.50% in the same period in 2016. Charge-offs were 0.40%, down from 0.44% the previous month, and down from 0.46 in the year-earlier period. Credit approvals totaled 74% in September, down from 75.3% in August. Total headcount for equipment finance companies was up 16.5% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for October is 63.7, unchanged from September.

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

REVENUE RECOGNITION

Through September 30, 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2017 and 2016 were approximately $3,000 and $44,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2017 were net proceeds from the sale of equipment held under operating leases of approximately $167,000 and payments received from finance leases of approximately $114,000.  This compares to the nine months ended September 30, 2016 where the primary sources of cash were cash provided by operating activities of approximately $812,000, net proceeds from the sale of equipment held under operating leases of approximately $450,000 and payments received from finance leases of approximately $115,000.

Our primary uses of cash for the nine months ended September 30, 2017 were operating activities of approximately $921,000, the purchase of new equipment of approximately $497,000, redemptions of approximately $56,000 and distributions to partners of approximately $466,000. For the nine months ended September 30, 2016, our primary uses of cash were for the purchase of new equipment of approximately $189,000, equipment acquisition fees paid to General Partner of approximately $30,000, redemptions of approximately $51,000 and distributions to partners of approximately $1,450,000.

For the nine months ended September 30, 2017, cash was used in operating activities of approximately $921,000 including a net loss of approximately $1,085,000, depreciation and amortization expenses of approximately $1,871,000 and bad debt expense of approximately $35,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $768,000 and a net gain on the sale of equipment held under operating leases of approximately $56,000.  This compares to the nine months ended September 30, 2016 where cash was provided by operating activities of approximately $812,000 including a net loss of approximately $998,000, depreciation and amortization expenses of approximately $2,650,000 and bad debt expense of approximately $32,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,322,000 and a net gain on the sale of equipment held under operating leases of approximately $160,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2017 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $1,000,000 or more during the remainder of 2017, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2017, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $119,000.  Bank accounts are federally insured up to $250,000.  At September 30, 2017, the total cash bank balance was as follows:

At June 30, 2017	Balance
Total bank balance	$119,000
FDIC insured	(119,000)
Uninsured amount	$-

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

As of September 30, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $562,000 for the balance of the year ending December 31, 2017 and approximately $2,637,000 thereafter.

As of September 30, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $35,000 for the balance of the year ending December 31, 2017 and approximately $69,000 thereafter.

As of September 30, 2017, our non-recourse debt was approximately $2,765,000 with interest rates ranging from 1.60% through 6.00% and is payable through January 2021.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2017 and December 31, 2016 was approximately $53,000 and $133,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at September 30, 2017 and December 31, 2016 is $9,000 and $22,000, respectively. The carrying value of the secured equipment under finance leases at September 30, 2017 and December 31, 2016 is approximately $98,000 and $176,000, respectively.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 7, 2017, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $158,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of November 7, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2017 and December 31, 2016 was approximately $981,000 and $1,191,000, respectively (see COF 2 Financial Summary below). During the nine months ended September 30, 2017, COF 2 declared distributions to the Partnership of approximately $57,000, of which approximately $12,000 is recorded as a receivable from COF 2 at September 30, 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Lease Revenue

Our lease revenue declined to approximately $626,000 for the three months ended September 30, 2017, from approximately $805,000 for the three months ended September 30, 2016.  The Partnership had 88 and 112 active operating leases that generated lease revenue for the three months ended September 30, 2017 and 2016 respectively.  This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2017, the Partnership sold equipment with net book value of approximately $68,000 for a net loss of approximately $20,000.  For the three months ended September 30, 2016, the Partnership sold equipment with net book value of approximately $103,000 for a net gain of approximately $60,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $327,000 for the three months ended September 30, 2017, from approximately $206,000 for the three months ended September 30, 2016.  This increase is primarily due to an increase in legal fees of approximately $132,000 and “Other LP” expenses of approximately $5,000, partially offset by a decrease in partnership tax and penalty & interest expenses of approximately $9,000 each.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $32,000 for the three months ended September 30, 2017 from approximately $41,000 for the three months ended September 30, 2016. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2017 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $594,000 for the three months ended September 30, 2017, from approximately $765,000 for the three months ended September 30, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2017.

Net Loss

For the three months ended September 30, 2017, we recognized revenue of approximately $635,000, expenses of approximately $1,003,000 and other loss of approximately $41,000, resulting in a net loss of approximately $409,000.  For the three months ended September 30, 2016, we recognized revenue of approximately $870,000, expenses of approximately $1,028,000 and other loss of approximately $51,000, resulting in a net loss of approximately $209,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Lease Revenue

Our lease revenue declined to approximately $1,823,000 for the nine months ended September 30, 2017, from approximately $2,677,000 for the nine months ended September 30, 2016.  The Partnership had 93 and 126 active operating leases that generated lease revenue for the nine months ended September 30, 2017 and 2016, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2017, the Partnership sold equipment, held under operating leases, with net book value of approximately $111,000 for a net gain of approximately $56,000.  This gain is primarily due to an insurance settlement for damaged lease equipment that resulted in a gain of approximately $57,000. For the nine months ended September 30, 2016, the Partnership sold equipment, held under operating leases, with net book value of approximately $290,000 for a net gain of approximately $160,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $831,000 for the nine months ended September 30, 2017, from approximately $873,000 for the nine months ended September 30, 2016. This decline is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $59,000, IT expenses of approximately $10,000, penalty & interest expenses of approximately $9,000, partnership tax expenses of approximately $7,000, accounting related temporary services and portfolio management bonuses of approximately $6,000 each and accounting fees of approximately $5,000, partially offset by an increase in legal fees of approximately $33,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $93,000 for the nine months ended September 30, 2017 from approximately $136,000 for the nine months ended September 30, 2016.  This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2017 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses declined to approximately $1,871,000 for the nine months ended September 30, 2017, from approximately $2,650,000 for the nine months ended September 30, 2016.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2017.

Net Loss

For the nine months ended September 30, 2017, we recognized revenue of approximately $1,879,000, expenses of approximately $2,885,000 and other loss of approximately $119,000, resulting in a net loss of approximately $1,085,000.  For the nine months ended September 30, 2016, we recognized revenue of approximately $2,860,000, expenses of approximately $3,746,000 and other loss of approximately $112,000, resulting in a net loss of approximately $998,000.  This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 7, 2017, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $158,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $137,000 reserve and recorded as a bad debt recovery. As of November 7, 2017, the Partnership received approximately $146,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 Legacy Texas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of November 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer