Form 10-Q
period 2018-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2018-11-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 or

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

FORM 10-Q
SEPTEMBER 30, 2018

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$1,157,907	$887,167
Lease income receivable, net	461,957	365,385
Accounts receivable, Commonwealth Capital Corp., net	1,009,241	1,510,035
Other receivables, net of reserve of approximately $239,000 at September 30, 2018 and December 31, 2017, respectively	104,790	258,909
Receivable from COF2	12,239	12,239
Prepaid expenses	13,508	10,469
	2,759,642	3,044,204

Net investment in finance leases	10,116	121,570

Investment in COF 2	836,090	960,842

Equipment, at cost	17,659,699	18,511,167
Accumulated depreciation	(13,463,965)	(13,703,605)
	4,195,734	4,807,562
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $105,000 and $68,000 at September 30, 2018 and December 31, 2017, respectively	181,612	200,808
Total Assets	$7,983,194	$9,134,986

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$226,642	$171,939
Accounts payable, CIGF, Inc.	137,563	306,756
Other accrued expenses	972,123	77,803
Unearned lease income	166,657	174,147
Notes payable	2,432,762	3,455,653
Total Liabilities	3,935,747	4,186,298

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	4,046,397	4,947,638
Total Partners' Capital	4,047,447	4,948,688
Total Liabilities and Partners' Capital	$7,983,194	$9,134,986

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue
Lease	$612,855	$626,313	$1,886,802	$1,822,197
Interest and other	-	8,519	2,842	20,638
Gain on sale of equipment	10,413	-	105,894	36,389
Total revenue and gain on sale of equipment	623,268	634,832	1,995,538	1,879,224

Expenses
Operating, excluding depreciation and amortization	275,489	326,619	824,514	831,268
Equipment management fee, General Partner	29,864	32,054	94,571	93,386
Interest	35,410	10,099	111,638	33,821
Depreciation	423,712	576,199	1,428,408	1,815,353
Amortization of equipment acquisition costs and deferred expenses	20,041	17,372	59,936	56,047
Bad debt expense	-	20,910	-	35,266
Loss on sale of equipment	-	20,097	-	20,097
Total expenses	784,516	1,003,350	2,519,067	2,885,238

Other gain (loss)
Gain from insurance recovery	-	-	-	33,653
Loss in investment in COF 2	(26,668)	(40,547)	(88,035)	(152,921)
Total other loss	(26,668)	(40,547)	(88,035)	(119,268)

Net loss	$(187,916)	$(409,065)	$(611,564)	$(1,125,282)

Net loss allocated to Limited Partners	$(188,688)	$(409,841)	$(613,886)	$(1,088,970)

Net loss per equivalent Limited Partnership unit	$(0.12)	$(0.26)	$(0.40)	$(0.70)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,547,382	1,550,137	1,548,618	1,552,416

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,550,510	$1,050	$4,947,638	$4,948,688
Net income (loss)	-	-	2,322	(613,886)	(611,564)
Distributions	-	-	(2,322)	(229,817)	(232,139)
Redemptions	-	(7,570)	-	(57,538)	(57,538)
Balance, September 30, 2018	50	1,542,940	$1,050	$4,046,397	$4,047,447

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months
	Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$540,675	$(920,635)

Cash flows from investing activities
Capital Expenditures	(195,897)	(496,870)
Payments from finance leases	64,882	113,781
Equipment acquisition fees paid to General Partner	(34,158)	-
Net proceeds from the sale of equipment	191,496	167,371
Net cash provided by (used in) investing activities	$26,323	$(215,718)

Cash flows from financing activities
Distributions to partners	(232,139)	(466,387)
Redemption	(57,538)	(56,286)
Debt placement fee paid to the General Partner	(6,581)	(2,121)
Net cash used in financing activities	(296,258)	(524,794)

Net increase (decrease) in cash and cash equivalents	270,740	(1,661,147)

Cash and cash equivalents, beginning of period	887,167	2,100,201

Cash and cash equivalents, end of period	$1,157,907	$439,054

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2017 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2017 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2018.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2018 and December 31, 2017 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2018 and December 31, 2017 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2018, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $1,162,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2018, the total cash bank balance was as follows:

At September 30, 2018	Balance
Total bank balance	$1,162,000
FDIC insured	(250,000)
Uninsured amount	$912,000

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.  We adopted Accounting Standards Update No. 2018-03 on October 1, 2018; however, adoption of this ASU had no impact on the Partnership’s financial statements for the nine months ended September 30, 2018.

Recent Accounting Pronouncements Not Yet Adopted

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

Included within the scope of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) is FASB Accounting Standards Update No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842); Accounting Standards Update No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update)(“ASC 606”); FASB Accounting Standards Update No. 2018-10, Codification Improvements- Leases (Topic 842); FASB Accounting Standards Update No. 2018-11, Leases (Topic 842)Targeted Improvements. The Partnership has determined that its income streams fall outside the scope of ASC 606.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the nine months ended September 30, 2018 and 2017, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2018 was approximately $9,539,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2018 was approximately $1,474,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2018 was approximately $22,802,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2018 was approximately $3,452,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2018	$540,000
Year Ended December 31, 2019	1,473,000
Year Ended December 31, 2020	1,119,000
Year Ended December 31, 2021	301,000
$3,433,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:
	September 30, 2018	December 31, 2017
Total minimum lease payments to be received	$5,000	$70,000
Estimated residual value of leased equipment (unguaranteed)	5,000	54,000
Initial direct costs finance leases	-	1,000
Less: unearned income	-	(3,000)
Net investment in finance leases	$10,000	$122,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2018:

Risk Level	Percent of Total
Low	-%
Moderate-Low	22%
Moderate	-%
Moderate-High	78%
High	-%
Net finance lease receivable	100%

As of September 30, 2018 and December 31, 2017, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the net investment in finance leases in which it participates with other partnerships and is included on its balance sheet at September 30, 2018 and December 31, 2017, was $0 and $56,000, respectively. The total net investment in finance leases shared by the Partnership with other partnerships at September 30, 2018 and December 31, 2017, was $0 and $112,000, respectively.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2018:
Amount
Three months ended December 31, 2018	$3,000
2019	2,000
Total	$5,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2018 and December 31, 2017 was approximately $836,000 and $961,000, respectively (see COF 2 Financial Summary below). During the nine months ended September 30, 2018, COF 2 declared distributions to the Partnership of approximately $36,000, of which approximately $12,000 is recorded as a receivable from COF 2 at September 30, 2018.

	September, 30	December 31,
COF 2 Summarized Financial Information	2018	2017
Assets	$3,280,000	$3,920,000
Liabilities	$890,000	$1,162,000
Partners' capital	$2,390,000	$2,758,000
Revenue	$980,000	$1,331,000
Expenses	$1,238,000	$1,802,000
Net loss	$(258,000)	$(471,000)

5. Related Party Transactions

Receivables/Payables

As of September 30, 2018 and December 31, 2017, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2018	2017
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the nine months ended September 30, 2018 and 2017, the Partnership was charged approximately $481,000 and $380,000 in other LP expense, respectively.

	$804,000	$717,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2018, the General Partner earned acquisition fees from operating and finance leases of approximately $34,000 and $0, respectively. At September 30, 2018, the remaining balance of prepaid acquisition fees was $0.	$34,000	$109,000

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
	$7,000	$22,000

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
	$95,000	$93,000

Equipment Liquidation Fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceedsfrom such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we receive.
	$6,000	$4,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30, 2018	December 31, 2017
Installment note payable to bank; interest at 4.23% due in quarterly installments from $458 to $55,093, including interest, with final payment in February 2018	-	7,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $458, including interest, with final payment in March 2018	-	1,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $1,238, including interest; with final payment in March 2018	-	4,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $4,528, including interest; with final payment in May 2018	-	22,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $266 to $352, including interest, with final payment in October 2018	1,000	2,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $351 to $5,522, including interest, with final payment in October 2018	-	21,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	18,000	40,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	69,000	145,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	4,000	11,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	33,000	56,000
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	64,000	99,000
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	54,000	81,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $3,836, including interest, with final payment in March 2020	22,000	32,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $25,557, including interest, with final payment in April 2020	170,000	238,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	109,000	153,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	26,000	37,000
Installment note payable to bank; interest at 5.62% due in quarterly installments of $2,897, including interest, with final payment in July 2020	22,000	29,000
Installment note payable to bank; interest at 4.55% due in monthly installments ranging from $1,723 to $14,777, including interest, with final payment in August 2020	363,000	497,000
Installment note payable to bank; interest at 5.66% due in quarterly installments of $29,292, including interest, with final payment in October 2020	246,000	321,000
Installment note payable to bank; interest at 5.25% due in monthly installments of $2,463, including interest, with final payment in October 2020	58,000	83,000
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	487,000	624,000
Installment note payable to bank; interest at 6.0% due in quarterly installments of $74,533, including interest, with final payment in January 2021	687,000	952,000
	$2,433,000	$3,455,000

The notes are secured by specific equipment with a carrying value of approximately $3,306,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2018 are as follows

Amount
Three months ended December 31, 2018	$302,000
Year ended December 31, 2019	1,144,000
Year ended December 31, 2020	862,000
Year ended December 31, 2021	125,000
$2,433,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2018 and December 31, 2017 was approximately $5,000 and $32,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at September 30, 2018 and December 31, 2017, is $0 and $3,000, respectively. The carrying value of the secured equipment under finance leases at September 30, 2018 and December 31, 2017 is approximately $10,000 and $135,000, respectively.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2018 and 2017 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2018	2017
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,681,000	$768,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2018	2017
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$109,000
Debt assumed in connection with purchase of equipment	$-	$2,221,000
Accrual for distributions to partners paid in October (included in other accrued expenses)	$77,000	$80,000
Accrued expenses incurred in connection with the purchase of technology equipment	$894,000	$-

During the nine months ended September 30, 2018 and 2017, the Partnership wrote off fully amortized acquisition and finance fees of approximately $23,000 and $133,000, respectively.

During the nine months ended September 30, 2018 and 2017, the Partnership wrote-off fully depreciated equipment of approximately $0 and $248,000, respectively.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 14, 2018, the Partnership had received approximately $714,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $239,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $239,000 reserve and recorded as a bad debt recovery.  As of November 14, 2018, the Partnership received approximately $168,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 14, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $8.5 billion, down 2% year-over-year from new business volume in September 2017. Volume was down 5% month-to-month from $8.9 billion in August. Year to date, cumulative new business volume was up 4% compared to 2017. Receivables over 30 days were 1.60%, down from 1.90% the previous month and up from 1.40% the same period in 2017. Charge-offs were 0.40%, up from 0.29% the previous month, and unchanged from the year-earlier period. Credit approvals totaled 75.7% in September, down from 76.4% in August. Total headcount for equipment finance companies was down 0.2% year over year. During 2017, headcount was elevated due to acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 63.2, down from the September index of 65.5.

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

REVENUE RECOGNITION

Through September 30, 2018, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2018 and 2017 were approximately $0 and $3,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2018 were cash provided by operating activities of approximately $541,000, net proceeds from the sale of equipment held under operating leases of approximately $191,000 and payments received from finance leases of approximately $65,000.  This compares to the nine months ended September 30, 2017 where the primary sources of cash were net proceeds from the sale of equipment held under operating leases of approximately $167,000 and payments received from finance leases of approximately $114,000.

Our primary uses of cash for the nine months ended September 30, 2018 were for the purchase of new equipment of approximately $196,000, equipment acquisition fees paid to the General Partner of approximately $34,000, distributions to partners of approximately $232,000, limited partner redemptions of approximately $57,000 and debt placement fees paid to the General Partner of approximately $7,000. For the nine months ended September 30, 2017, our primary uses of cash were operating activities of approximately $921,000, the purchase of new equipment of approximately $497,000, redemptions of approximately $56,000 and distributions to partners of approximately $466,000.

For the nine months ended September 30, 2018, cash was provided by operating activities of approximately $541,000 including a net loss of approximately $612,000, depreciation and amortization expenses of approximately $1,488,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,681,000 and a net gain on the sale of equipment held under operating leases of approximately $106,000.  This compares to the nine months ended September 30, 2017 where cash was used in operating activities of approximately $921,000 including a net loss of approximately $1,085,000, depreciation and amortization expenses of approximately $1,871,000 and bad debt expense of approximately $35,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $768,000 and a net gain on the sale of equipment held under operating leases of approximately $56,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2018 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $2,000,000 during the remainder of 2018, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2018, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $1,162,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2018, the total cash bank balance was as follows:

At September 30, 2018	Balance
Total bank balance	$1,162,000
FDIC insured	(250,000)
Uninsured amount	$912,000

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

As of September 30, 2018, we had future minimum rentals on non-cancelable operating leases of approximately $540,000 for the balance of the year ending December 31, 2018 and approximately $2,893,000 thereafter.

As of September 30, 2018, we had future minimum rentals on non-cancelable finance leases of approximately $3,000 for the balance of the year ending December 31, 2018, and approximately $2,000 thereafter.

As of September 30, 2018, our non-recourse debt was approximately $2,433,000 with interest rates ranging from 1.80% through 6.00% and is payable through January 2021.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2018 and December 31, 2017 was approximately $5,000 and $32,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at September 30, 2018 and December 31, 2017 is $0 and $3,000, respectively. The carrying value of the secured equipment under finance leases at September 30, 2018 and December 31, 2017 is approximately $10,000 and $135,000, respectively.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Lease Revenue

Our lease revenue declined to approximately $613,000 for the three months ended September 30, 2018, from approximately $626,000 for the three months ended September 30, 2017.  The Partnership had 91 and 88 active operating leases that generated lease revenue for the three months ended September 30, 2018 and 2017, respectively.  Overall lease revenue decreased while the overall number of active leases increased. This decrease in lease revenue is primarily due to the replacement of matured lease agreements with new leases at lower rental rates. Management expects to add new leases to our portfolio throughout the remainder of 2018, funded primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2018, the Partnership sold equipment with net book value of approximately $27,000 for a net gain of approximately $10,000.  For the three months ended September 30, 2017, the Partnership sold equipment with net book value of approximately $68,000 for a net loss of approximately $20,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, tax and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses declined to approximately $275,000 for the three months ended September 30, 2018, from approximately $327,000 for the three months ended September 30, 2017.  This decline is primarily due to decreases in legal fees of approximately $97,000, accounting fees of approximately $12,000 and outside office services of approximately $7,000, partially offset by an increase in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $44,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $30,000 for the three months ended September 30, 2018 from approximately $32,000 for the three months ended September 30, 2017. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2018 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $444,000 for the three months ended September 30, 2018, from approximately $594,000 for the three months ended September 30, 2017. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2018.

Net Loss

For the three months ended September 30, 2018, we recognized revenue of approximately $623,000, expenses of approximately $784,500 and other loss of approximately $26,500, resulting in a net loss of approximately $188,000.  For the three months ended September 30, 2017, we recognized revenue of approximately $635,000, expenses of approximately $1,003,000 and other loss of approximately $41,000, resulting in a net loss of approximately $409,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Lease Revenue

Our lease revenue increased to approximately $1,887,000 for the nine months ended September 30, 2018, from approximately $1,823,000 for the nine months ended September 30, 2017.  The Partnership had 108 and 93 active operating leases that generated lease revenue for the nine months ended September 30, 2018 and 2017, respectively. This increase is primarily due to the acquisition of new lease agreements for the nine month period. Management expects to add new leases to our portfolio throughout the remainder of 2018, funded primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2018, the Partnership sold equipment, held under operating leases, with net book value of approximately $86,000 for a net gain of approximately $106,000.  For the nine months ended September 30, 2017, the Partnership sold equipment, held under operating leases, with net book value of approximately $111,000 for a net gain of approximately $56,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $825,000 for the nine months ended September 30, 2018, from approximately $831,000 for the nine months ended September 30, 2017. This decline is primarily due to decreases in legal fees of approximately $50,000, accounting fees of approximately $32,000, investor services award compensation of approximately $13,000, bank service charges of approximately $4,000, offset by an increase in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $102,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $95,000 for the nine months ended September 30, 2018 from approximately $93,000 for the nine months ended September 30, 2017.  This increase is consistent with the overall increase in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, management fees are expected to increase throughout the remainder of 2018 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses declined to approximately $1,488,000 for the nine months ended September 30, 2018, from approximately $1,871,000 for the nine months ended September 30, 2017.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2018.

Net Loss

For the nine months ended September 30, 2018, we recognized revenue of approximately $1,996,000, expenses of approximately $2,519,000 and other loss of approximately $88,000, resulting in a net loss of approximately $611,000.  For the nine months ended September 30, 2017, we recognized revenue of approximately $1,879,000, expenses of approximately $2,885,000 and other loss of approximately $119,000, resulting in a net loss of approximately $1,125,000.  This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 14, 2018, the Partnership had received approximately $714,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $239,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $239,000 reserve and recorded as a bad debt recovery.  As of November 14, 2018, the Partnership received approximately $168,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 14, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2018	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2018	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal