Form 10-Q
period 2019-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2019-05-15
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 or

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

FORM 10-Q
MARCH 31, 2019

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$414,875	$853,115
Lease income receivable	360,007	284,972
Accounts receivable, Commonwealth Capital Corp, net	1,169,944	1,265,023
Other receivables, net of reserve of approximately $239,000 at March 31, 2019 and December 31, 2018	71,212	85,149
Receivable from COF 2	8,159	12,239
Prepaid expenses	6,489	9,338
	2,030,686	2,509,836

Net investment in finance leases	1,666	4,941

Investment in COF 2	741,194	789,761

Equipment, at cost	16,522,529	16,576,406
Accumulated depreciation	(13,093,325)	(12,765,256)
	3,429,204	3,811,150

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $146,000 and $127,000 at March 31, 2019 and December 31, 2018, respectively	137,732	159,497
	137,732	159,497
Total Assets	$6,340,482	$7,275,185

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$267,121	$277,274
Accounts payable, CIGF, Inc.	106,682	343,446
Other accrued expenses	26,056	77,426
Unearned lease income	36,132	36,949
Notes payable	2,360,539	2,715,429
Total Liabilities	2,796,530	3,450,524

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	3,542,902	3,823,611
Total Partners' Capital	3,543,952	3,824,661
Total Liabilities and Partners' Capital	$6,340,482	$7,275,185

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2019	2018
Revenue
Lease	$523,209	$628,278
Interest and other	168	2,264
Gain on sale of equipment	8,379	33,144
Total revenue and gain on sale of equipment	531,756	663,686

Expenses
Operating, excluding depreciation and amortization	229,037	320,513
Equipment management fee, General Partner	26,185	31,970
Interest	35,502	37,003
Depreciation	375,843	522,812
Amortization of equipment acquisition costs and deferred expenses	21,764	20,331
Total expenses	688,331	932,629

Other gain (loss)
Loss in investment from COF 2	(40,408)	(29,035)
Total other loss	(40,408)	(29,035)

Net loss	$(196,983)	$(297,978)

Net income (loss) allocated to Limited Partners	$(197,754)	$(298,753)

Net income (loss) per equivalent Limited Partnership unit	$(0.13)	$(0.19)

Weighted average number of equivalent limited partnership units outstanding during the year	1,542,698	1,549,962

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,542,940	$1,050	$3,823,611	$3,824,661
Net income (loss)	-	-	771	(197,754)	(196,983)
Distributions	-	-	(771)	(76,379)	(77,150)
Redemptions	-	(834)	-	(6,576)	(6,576)
Balance, March 31, 2019	50	1,542,106	$1,050	$3,542,902	$3,543,952

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,550,510	$1,050	$4,947,638	$4,948,688
Net income (loss)	-	-	775	(298,753)	(297,978)
Distributions	-	-	(775)	(76,698)	(77,473)
Redemption	-	(1,970)	-	(15,655)	(15,655)
Balance, March 31, 2018	50	1,548,540	$1,050	$4,556,532	$4,557,582

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(293,898)	$99,638

Cash flows from investing activities
Payment from finance leases	-	28,326
Net proceeds from the sale of equipment	16,577	47,977
Net cash provided by investing activities	16,577	76,303

Cash flows from financing activities
Redemptions	(6,576)	(15,655)
Distributions to partners	(154,343)	(77,473)
Net cash used in financing activities	(160,919)	(93,128)

Net (decrease) increase in cash and cash equivalents	(438,240)	82,813

Cash and cash equivalents beginning of period	853,115	887,167

Cash and cash equivalents end of period	$414,875	$969,980

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2018 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2018 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2019.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2019 and December 31, 2018 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2019 and December 31, 2018 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2019, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $418,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2019, the total cash bank balance was as follows:

At March 31, 2019	Balance
Total bank balance	$418,000
FDIC insured	(250,000)
Uninsured amount	$168,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its accounts will fluctuate throughout 2019 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements Adopted

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. The Partnership concluded, upon adoption of this update that there was no significant change to their accounting.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Additionally, our business involves lease agreements with our customers whereby we are the lessor in the transaction. Accounting guidance for lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  We adopted Topic 842 at the required adoption date of January 1, 2019. We used the package of practical expedients permitted under the transition guidance that allowed us not to reassess: (1) lease classification for expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not recognize an adjustment to the opening balance of partner’s capital upon adoption.

Recent Accounting Pronouncements Not Yet Adopted

In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842) Codification Improvements — Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The amendments in this Update include the following items brought to the Board’s attention through those interactions with stakeholders:

●
Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1).
●
Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2).
●
Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

Our evaluation of this guidance is ongoing and the impact that this new ASU will have on our financial statements has not yet been determined.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the three months ended March 31, 2019 and 2018, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2019 was approximately $10,106,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2019 was approximately $1,598,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2019 was approximately $22,911,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2019 was approximately $3,465,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during 2019, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2019	$1,120,000
Year Ended December 31, 2020	1,119,000
Year Ended December 31, 2021	301,000
$2,540,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:
At March 31,	March 31, 2019	December 31, 2018
Total minimum lease payments to be received	$1,000	$2,000
Estimated residual value of leased equipment (unguaranteed)	1,000	3,000
Initial direct costs finance leases	-	-
Less: unearned income	-	-
Net investment in finance leases	$2,000	$5,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2019:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2019 and December 31, 2018, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at March 31, 2019:
Amount
Nine months ended December 31, 2019	$1,000
Total	$1,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at March 31, 2019 and December 31, 2018 was approximately $741,000 and $790,000, respectively (see COF 2 Financial Summary below). During the three months ended March 31, 2019, COF 2 declared a first quarter distribution to the Partnership of approximately $8,000, which is recorded as a receivable from COF 2 at March 31, 2019.
	March, 31	December 31,
COF 2 Summarized Financial Information	2019	2018
Assets	$2,796,000	$3,214,000
Liabilities	$685,000	$960,000
Partners' capital	$2,111,000	$2,254,000
Revenue	$306,000	$1,319,000
Expenses	$425,000	$1,677,000
Net loss	$(119,000)	$(358,000)

5. Related Party Transactions

Receivables/Payables

As of March 31, 2019 and December 31, 2018, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2019	2018
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2019 and 2018, the Partnership was charged approximately $111,000 and $138,000 in Other LP expense, respectively.
	$194,000	$261,000
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
	$26,000	$32,000
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
	$500	$1,500

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2019	December 31, 2018
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	2,500	10,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	17,000	43,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	500	2,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	16,500	25,000
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	41,000	53,000
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	35,500	45,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $3,836, including interest, with final payment in March 2020	15,000	18,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $25,557, including interest, with final payment in April 2020	123,000	146,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	79,000	94,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	18,500	22,000
Installment note payable to bank; interest at 5.62% due in quarterly installments of $2,897, including interest, with final payment in July 2020	16,500	19,000
Installment note payable to bank; interest at 4.55% due in monthly installments ranging from $1,723 to $14,777, including interest, with final payment in August 2020	271,000	317,000
Installment note payable to bank; interest at 5.66% due in quarterly installments of $29,292, including interest, with final payment in October 2020	194,000	220,000
Installment note payable to bank; interest at 5.25% due in monthly installments of $2,463, including interest, with final payment in October 2020	45,000	52,000
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	395,000	441,000
Installment note payable to bank; interest at 6.0% due in quarterly installments of $74,533, including interest, with final payment in January 2021	558,000	623,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	533,000	585,000
	$2,361,000	$2,715,000

The notes are secured by specific equipment with a carrying value of approximately $3,416,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2019 are as follows:

Amount
Nine months ended December 31, 2019	$999,000
Year ended December 31, 2020	1,083,000
Year ended December 31, 2021	279,000
$2,361,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at March 31, 2019 and December 31, 2018 was approximately $500 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2019 and December 31, 2018 is $0 and $0, respectively. The carrying value of the secured equipment under finance leases at March 31, 2019 and December 31, 2018 is approximately $2,000 and $5,000, respectively.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2019	2018
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$355,000	$407,000

During the three months ended March 31, 2019 and 2018, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $2,000 and $11,000, respectively.

During the three months ended March 31, 2019 and 2018, the Partnership wrote-off fully depreciated equipment of approximately $0 and $992,000, respectively.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of May 15, 2019, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $239,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $239,000 reserve and recorded as a bad debt recovery.  As of May 15, 2019, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.2 billion, down 10% year-over-year from new business volume in March 2018. Volume was up 39% month-to-month from $5.9 billion in February. Year to date, cumulative new business volume was down 10% compared to 2018. Receivables over 30 days were 1.90%, up from 1.80% the previous month and up from 1.70% the same period in 2018. Charge-offs were 0.37%, up from 0.35% the previous month, and down from 0.51% in the year-earlier period. Credit approvals totaled 75.3%, down from 76.0% from February. Total headcount for equipment finance companies was up 0.4% year-over-year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 58.3, down from the March index of 60.4.

ELFA President and CEO Ralph Petta said, “First quarter new business volume got off to a slow start, relative to Q1 last year. This was not unexpected given analysts’ expectations that equipment and software capex in 2019 could not realistically expect to keep pace with last year’s strong showing. The overall U.S. economy continues to perform reasonably well: unemployment is low; interest rates are favorable, with the Fed deciding to hold off on additional increases for a while; and the broader equity markets are stable. Credit markets appear healthy. Headwinds to this benign scenario include a softening in global economies and continued international trade frictions, particularly with China and Europe.”

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

REVENUE RECOGNITION

Through March 31, 2019, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for both the three months ended March 31, 2019 and 2018 were $0.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2019, was cash provided by net proceeds from the sale of equipment of approximately $17,000. This compares to our primary sources of cash for the three months ended March 31, 2018 of cash provided by operating activities of approximately $100,000, net proceeds from the sale of equipment of approximately $48,000 and payments received from finance leases of approximately $28,000.

Our primary uses of cash for the three months ended March 31, 2019 were distributions to limited partners of approximately $154,000 and limited partner redemptions of approximately $7,000. This compares to our primary uses of cash for the three months ended March 31, 2018 of distributions to limited partners of approximately $77,000 and limited partner redemptions of approximately $16,000.

Cash used in operating activities for the three months ended March 31, 2019 was approximately $294,000, including a net loss of approximately $197,000 and depreciation and amortization expenses of approximately $398,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $355,000. This compares to cash provided by operating activities for the three months ended March 31, 2018 of approximately $100,000, including a net loss of approximately $298,000 and depreciation and amortization expenses of approximately $543,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $407,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2019 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $1,000,000 or more during the remainder of 2019, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2019, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $418,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2019, the total cash bank balance was as follows:

At March 31, 2019	Balance
Total bank balance	$418,000
FDIC insured	(250,000)
Uninsured amount	$168,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its account will fluctuate throughout 2019 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of March 31, 2019, we had future minimum rentals on non-cancelable operating leases of approximately $1,120,000 for the balance of the year ending December 31, 2019 and approximately $1,420,000 thereafter.

As of March 31, 2019, we had future minimum rentals on non-cancelable finance leases of approximately $1,000 for the balance of the year ending December 31, 2019 and approximately $0 thereafter.

As of March 31, 2019, our non-recourse debt was approximately $2,361,000 with interest rates ranging from 1.80% through 6.00% and is payable through August 2021.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at March 31, 2019 and December 31, 2018 was approximately $500 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2019 and December 31, 2018 is $0 and $0, respectively. The carrying value of the secured equipment under finance leases at March 31, 2019 and December 31, 2018 is approximately $2,000 and $5,000, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Lease Revenue

Our lease revenue decreased to approximately $523,000 for the three months ended March 31, 2019, from approximately $628,000 for the three months ended March 31, 2018. The Partnership had 62 and 96 active operating leases that generated lease revenue for the three months ended March 31, 2019 and 2018, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2019, funded primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2019, the Partnership sold equipment with net book value of approximately $8,000 for a net gain of approximately $8,000. For the three months ended March 31, 2018, the Partnership sold equipment with net book value of approximately $15,000 for a net gain of approximately $33,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $229,000 for the three months ended March 31, 2019, from approximately $321,000 for the three months ended March 31, 2018. This decrease is primarily due to decreases in legal fees of approximately $48,000, accounting fees of approximately $5,000 and “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $27,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $26,000 for the three months ended March 31, 2019 from approximately $32,000 for the three months ended March 31, 2018. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2019 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $398,000 for the three months ended March 31, 2019, from approximately $543,000 for the three months ended March 31, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2019.

Net Loss

For the three months ended March 31, 2019, we recognized revenue of approximately $531,000, expenses of approximately $688,000 and other loss of $40,000, resulting in net loss of approximately $197,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the three months ended March 31, 2018, we recognized revenue of approximately $664,000, expenses of approximately $933,000 and other loss of $29,000, resulting in a net loss of approximately $298,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of May 15, 2019, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $239,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $239,000 reserve and recorded as a bad debt recovery.  As of May 15, 2019, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2019	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer
Commonwealth Income & Growth Fund, Inc.
May 15, 2019 Date	By: /s/ Theodore Cavaliere Theodore Cavaliere Vice President, Financial Operations Principal