Form 10-Q
period 2019-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2019-11-13
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 or

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

FORM 10-Q
SEPTEMBER 30, 2019

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$499,976	$853,115
Lease income receivable, net	386,197	284,972
Accounts receivable, Commonwealth Capital Corp., net	787,657	1,265,023
Other receivables, net of reserve of approximately $243,000 at September 30, 2019 and $239,000 at December 31, 2018.	67,910	85,149
Receivable from COF2	-	12,239
Prepaid expenses	13,359	9,338
	1,755,099	2,509,836

Net investment in finance leases	-	4,941

Investment in COF 2	650,364	789,761

Equipment, at cost	16,096,579	16,576,406
Accumulated depreciation	(13,397,049)	(12,765,256)
	2,699,530	3,811,150

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $160,000 and $127,000 at September 30, 2019 and December 31, 2018, respectively	97,354	159,497
Total Assets	$5,202,347	$7,275,185

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$281,668	$277,274
Accounts payable, CIGF, Inc.	111,943	343,446
Other accrued expenses	11,626	77,426
Unearned lease income	36,650	36,949
Notes payable	1,686,776	2,715,429
Total Liabilities	2,128,663	3,450,524

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	3,072,634	3,823,611
Total Partners' Capital	3,073,684	3,824,661
Total Liabilities and Partners' Capital	$5,202,347	$7,275,185

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenue
Lease	$497,030	$612,855	$1,522,604	$1,886,802
Interest and other	128	-	359	2,832
Sales and property taxes	20,223	-	76,175	-
Gain on sale of equipment	17,848	10,413	46,653	105,894
Total revenue and gain on sale of equipment	535,229	623,268	1,645,791	1,995,528

Expenses
Operating, excluding depreciation and amortization	156,322	275,489	618,518	824,514
Equipment management fee, General Partner	24,738	29,864	76,166	94,571
Interest	26,662	35,410	93,270	111,628
Depreciation	363,155	423,712	1,106,088	1,428,408
Amortization of equipment acquisition costs and deferred expenses	19,531	20,041	62,142	59,936
Sales and property taxes	20,223	-	76,175	-
Bad debt expense	3,302	-	3,302	-
Total expenses	613,933	784,516	2,035,661	2,519,057

Other Loss
Loss in investment in COF 2	(40,930)	(26,668)	(123,079)	(88,035)
Total other loss	(40,930)	(26,668)	(123,079)	(88,035)

Net loss	$(119,634)	$(187,916)	$(512,949)	$(611,564)

Net loss allocated to Limited Partners	$(120,406)	$(188,688)	$(515,264)	$(613,886)

Net loss per equivalent Limited Partnership unit	$(0.08)	$(0.12)	$(0.33)	$(0.40)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,542,105	1,547,382	1,542,301	1,548,618

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three, six and nine months ended September 30, 2019 and 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,542,940	$1,050	$3,823,611	$3,824,661
Net income (loss)	-	-	771	(197,754)	(196,983)
Distributions	-	-	(771)	(76,379)	(77,150)
Redemptions	-	(834)	-	(6,576)	(6,576)
Balance, March 31, 2019	50	1,542,106	$1,050	$3,542,902	$3,543,952
Net income (loss)	-	-	771	(197,104)	(196,333)
Distributions	-	-	(771)	(76,379)	(77,150)
Redemptions	-	-	-	-	-
Balance, June 30, 2019	50	1,542,106	$1,050	$3,269,419	$3,270,469
Net income (loss)	-	-	772	(120,406)	(119,634)
Distributions	-	-	(772)	(76,379)	(77,151)
Balance, September 30, 2019	50	1,542,106	$1,050	$3,072,634	$3,073,684

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,550,510	$1,050	$4,947,638	$4,948,688
Net income (loss)	-	-	775	(298,753)	(297,978)
Distributions	-	-	(775)	(76,698)	(77,473)
Redemptions	-	(1,970)	-	(15,655)	(15,655)
Balance, March 31, 2018	50	1,548,540	$1,050	$4,556,532	$4,557,582
Net income (loss)	-	-	775	(126,445)	(125,670)
Distributions	-	-	(775)	(76,698)	(77,473)
Balance, June 30, 2018	50	1,548,540	$1,050	$4,353,389	$4,354,439
Net income (loss)	-	-	772	(188,688)	(187,916)
Distributions	-	-	(772)	(76,421)	(77,193)
Redemptions	-	(5,600)	-	(41,883)	(41,883)
Balance, September 30, 2018	50	1,542,940	$1,050	$4,046,397	$4,047,447

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months
	Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(93,328)	$540,675

Cash flows from investing activities
Capital Expenditures	-	(195,897)
Payments from finance leases	-	64,882
Equipment acquisition fees paid to General Partner	-	(34,158)
Net proceeds from the sale of equipment	55,409	191,496
Net cash provided by investing activities	$55,409	$26,323

Cash flows from financing activities
Distributions to partners	(308,644)	(232,139)
Redemption	(6,576)	(57,538)
Debt placement fee paid to the General Partner	-	(6,581)
Net cash used in financing activities	(315,220)	(296,258)

Net (decrease)/increase in cash and cash equivalents	(353,139)	270,740

Cash and cash equivalents, beginning of period	853,115	887,167

Cash and cash equivalents, end of period	$499,976	$1,157,907

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2018 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2019.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2019 and December 31, 2018 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2019 and December 31, 2018 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2019, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $500,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2019, the total cash bank balance was as follows:

At September 30, 2019	Balance
Total bank balance	$500,000
FDIC insured	(250,000)
Uninsured amount	$250,000

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

Recently Adopted Accounting Pronouncements

In December 2018, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. The Partnership concluded, upon adoption of this update that there was no significant change to their accounting.

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
●
Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

We adopted Topic 842 at the required adoption date of January 1, 2019. The Partnership concluded that the sales taxes and other similar taxes collected from the lessees are recorded in the current period in the Condensed Statement of Operations as gross revenues and expenses. As permitted by the guidance, we elected the practical expedient that allows us not to restate comparative periods in the financial statements. Upon adoption of this update, there was no significant change to the Partnership accounting.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued a new guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Thus, for a calendar-year company, it would be effective January 1, 2020. The new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The new current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the nine months ended September 30, 2019 and 2018, there were no remarketing fees incurred, paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2019 was approximately $9,335,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2019 was approximately $1,216,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2019 was approximately $21,376,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2019 was approximately $2,629,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2019	$480,000
Year Ended December 31, 2020	1,119,000
Year Ended December 31, 2021	301,000
$1,900,000
Finance Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2019	December 31, 2018
Total minimum lease payments to be received	$-	$2,000
Estimated residual value of leased equipment (unguaranteed)	-	3,000
Initial direct costs finance leases	-	-
Less: unearned income	-	-
Net investment in finance leases	$-	$5,000

We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. When assessing risk, factors taken into consideration include both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

As of September 30, 2019 and December 31, 2018, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2019 and December 31, 2018 was approximately $650,000 and $790,000, respectively (see COF 2 Financial Summary below). During the nine months ended September 30, 2019, COF 2 declared distributions to the Partnership of approximately $16,000.

	September, 30	December 31,
COF 2 Summarized Financial Information	2019	2018
Assets	$2,308,000	$3,214,000
Liabilities	$463,000	$960,000
Partners' capital	$1,845,000	$2,254,000
Revenue	$855,000	$1,319,000
Expenses	$1,216,000	$1,677,000
Net loss	$(361,000)	$(358,000)

5. Related Party Transactions

Receivables/Payables

As of September 30, 2019 and December 31, 2018, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2019	2018

Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the nine months ended September 30, 2019 and 2018, the Partnership was charged approximately $376,000 and $481,000 in other LP expense, respectively .
	$599,000	$804,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2019 and 2018, the General Partner earned acquisition fees from operating and finance leases of approximately $0 and $34,000, respectively. At September 30, 2019, the remaining balance of prepaid acquisition fees was $0.	$-	$34,000
Debt Placement Fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage
	$-	$7,000
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
	$76,000	$95,000
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
	$2,000	$6,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30, 2019	December 31, 2018
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,533, including interest; with final payment in April 2019	-	10,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $8,677, including interest; with final payment in May 2019	-	43,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $101 to $831, including interest, with final payment in July 2019	-	2,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,807, including interest, with final payment in September 2019	-	25,000
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	16,000	53,000
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	16,000	45,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $3,836, including interest, with final payment in March 2020	8,000	18,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $25,557, including interest, with final payment in April 2020	75,000	146,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	48,000	94,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	11,000	22,000
Installment note payable to bank; interest at 5.62% due in quarterly installments of $2,897, including interest, with final payment in July 2020	11,000	19,000
Installment note payable to bank; interest at 4.55% due in monthly installments ranging from $1,723 to $14,777, including interest, with final payment in August 2020	177,000	317,000
Installment note payable to bank; interest at 5.66% due in quarterly installments of $29,292, including interest, with final payment in October 2020	140,000	220,000
Installment note payable to bank; interest at 5.25% due in monthly installments of $2,463, including interest, with final payment in October 2020	31,000	52,000
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	300,000	441,000
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	425,000	623,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	429,000	585,000
	$1,687,000	$2,715,000

The notes are secured by specific equipment with a carrying value of approximately $2,693,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2019 are as follows:
Amount
Three months ended December 31, 2019	$325,000
Year ended December 31, 2020	1,083,000
Year ended December 31, 2021	279,000
$1,687,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2019 and December 31, 2018 was approximately $0 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at both September 30, 2019 and December 31, 2018 is $0. The carrying value of the secured equipment under finance leases at September 30, 2019 and December 31, 2018 is approximately $0 and $5,000, respectively.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2019	2018
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,029,000	$1,681,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2019	2018
Accrual for distributions to partners paid in October (included in other accrued expenses)	$76,000	$77,000
Accrued expenses incurred in connection with the purchase of technology equipment	$-	$894,000

During the nine months ended September 30, 2019 and 2018, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $29,000 and $23,000, respectively.

During both the nine months ended September 30, 2019 and 2018, the Partnership wrote-off fully depreciated equipment of approximately $0.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 14, 2019, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $243,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $243,000 reserve and recorded as a bad debt recovery.  As of November 13, 2019, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of the Defendant filed for a TRO in the U.S. District Court of the Northern District of Texas, Dallas Division.  Included with the TRO filing was a request for appointment of trustee for operation of Defendant, which was granted and the case converted to Chapter 7. On December 18, 2018 the Bankruptcy Court entered final order and issued its last payment to CCC in March 2019 of approximately $43,000, of which the Partnership’s share was approximately $14,000.  The Medshare Bankruptcy matter is now closed. Although the trustee’s final distribution to Commonwealth did not fully satisfy the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 13, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although, a final assurance cannot be provided until the legal matter is resolved.

Leased Equipment

The General Partner is in the process of negotiations with a lessee to “Buy-out” certain equipment currently under lease contract.  If a “Buy-out” agreement is not reached, the lessee will continue to lease the equipment as written under the original lease contract.  The equipment to be included in the “Buy-out” represents approximately 2.1% of the Partnership’s total equipment at cost as of September 30, 2019.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $10 billion, up
18 % year-over-year from new business volume in September 2018. Volume was up 9 % month-to-month from $9.2 billion in August. Year to date, cumulative new business volume was up 5 % compared to 2018. Receivables over 30 days were 1.70%, down from 2.0 % the previous month and up from 1.60 % the same period in 2018. Charge-offs was 0.40%, down from 0.42 % the previous month, and unchanged from the year-earlier period. Credit approvals totaled 76.3%, down from 76.6 % in August. Total headcount for equipment finance companies was down 2.1 % year-over-year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 51.4, down from the September index of 54.7.

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

REVENUE RECOGNITION

Through September 30, 2019, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for both the nine months ended September 30, 2019 and 2018 were approximately $0.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the nine months ended September 30, 2019, is net proceeds from the sale of equipment of approximately $55,000. This compares to the nine months ended September 30, 2018 where our primary sources of cash were cash provided by operating activities of approximately $541,000, net proceeds from the sale of equipment of approximately $191,000 and payments received from finance leases of approximately $65,000.

Our primary uses of cash for the nine months ended September 30, 2019 were cash used in operating activities of approximately $93,000, distributions to partners of approximately $309,000 and limited partner redemptions of approximately $7,000. For the nine months ended September 30, 2018, our primary uses of cash were distributions to partners of approximately $232,000, limited partner redemptions of approximately $58,000 and debt placement fee paid to General Partner of approximately $7,000, purchase of new equipment of approximately $196,000 and equipment acquisition fees paid to General Partner of approximately $34,000.

Cash used in operating activities for the nine months ended September 30, 2019 was approximately $93,000, including a net loss of approximately $513,000 and depreciation and amortization expenses of approximately $1,168,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,029,000. This compares to the nine months ended September 30, 2018 with cash provided by operating activities of approximately $541,000, including a net loss of approximately $612,000 and depreciation and amortization expenses of approximately $1,488,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,681,000 and a net gain on sale of equipment held under operating leases of approximately $106,000.

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

At September 30, 2019, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $500,000. Bank accounts are federally insured up to $250,000. At September 30, 2019, the total cash bank balance was as follows:

At September 30, 2019	Balance
Total bank balance	$500,000
FDIC insured	(250,000)
Uninsured amount	$250,000

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

As of September 30, 2019, we had future minimum rentals on non-cancelable operating leases of approximately $480,000 for the balance of the year ending December 31, 2019 and approximately $1,420,000 thereafter.

As of September 30, 2019, we had future minimum rentals on non-cancelable finance leases of approximately $0 for the balance of the year ending December 31, 2019 and approximately $0 thereafter.

As of September 30, 2019, our non-recourse debt was approximately $1,687,000 with interest rates ranging from 1.8% through 6.00% and is payable through August 2021.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $290,000. The Partnership’s portion of the current loan amount at September 30, 2019 and December 31, 2018 was approximately $0 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at both September 30, 2019 and December 31, 2018 is $0. The carrying value of the secured equipment under finance leases at September 30, 2019 and December 31, 2018 is approximately $0 and $5,000, respectively.

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Lease Revenue

Our lease revenue decreased to approximately $497,000 for the three months ended September 30, 2019, compared to approximately $613,000 for the three months ended September 30, 2018. The Partnership had 61 and 91 active operating leases that generated lease revenue for the three months ended September 30, 2019 and 2018, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. New lease agreements approximated to number of expired leases for the period from October 1, 2018 to September 30, 2019. Management expects to add new leases to our portfolio throughout the remainder of 2019, funded primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2019, the Partnership sold equipment with net book value of approximately $1,000 for a net gain of approximately $18,000. For the three months ended September 30, 2018, the Partnership sold equipment with net book value of approximately $27,000 for a net gain of approximately $10,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $156,000 for the three months ended September 30, 2019, from approximately $275,000 for the three months ended September 30, 2018. This decrease is primarily due to a reduction in legal fees of approximately $52,000, a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $61,000, a decrease in partnership tax of approximately $6,000, a decrease in temporary services-accounting of approximately $3,000, a decrease in temporary services-investor services of approximately $2,000, and a decrease in IT expense-accounting of approximately $4,000 partially offset by an increase in accounting fees of approximately $9,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $25,000 for the three months ended September 30, 2019 from approximately $30,000 for the three months ended September 30, 2018. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2019 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $383,000 for the three months ended September 30, 2019, from approximately $444,000 for the three months ended September 30, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2019.

Net Loss

For the three months ended September 30, 2019, we recognized revenue of approximately $535,000, expenses of approximately $614,000 and other loss of $41,000, resulting in a net loss of approximately $120,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the three months ended September 30, 2018, we recognized revenue of approximately $623,000, expenses of approximately $785,000 and other loss of $27,000, resulting in a net loss of approximately $188,000.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Lease Revenue

Our lease revenue decreased to approximately $1,523,000 for the nine months ended September 30, 2019, from approximately $1,887,000 for the nine months ended September 30, 2018. The Partnership had 71 and 108 active operating leases that generated lease revenue for the nine months ended September 30, 2019 and 2018, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2019, funded primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2019, the Partnership sold equipment with net book value of approximately $9,000 for a net gain of approximately $47,000. For the nine months ended September 30, 2018, the Partnership sold equipment with net book value of approximately $86,000 for a net gain of approximately $106,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $619,000 for the nine months ended September 30, 2019, from approximately $825,000 for the nine months ended September 30, 2018. This decrease is primarily due to a reduction in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $105,000, a decrease in legal fees of approximately $88,000 associated with the FINRA matter (see Item 1. Legal Proceedings), a decrease in temporary services-accounting of approximately $15,000, a decrease in outside office services-equity placement of approximately $9,000, a decrease in IT expense-accounting of approximately $7,000, a decrease in partnership tax of approximately $7,000, and partially offset by an increase in accounting fees of approximately $26,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $76,000 for the nine months ended September 30, 2019 from approximately $95,000 for the nine months ended September 30, 2018. This decrease is consistent with the decrease in lease revenue. As more equipment is acquired to the Partnership’s equipment portfolio, equipment management fees are expected to increase throughout the remainder of 2019 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,168,000 for the nine months ended September 30, 2019, from approximately $1,488,000 for the nine months ended September 30, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2019.

Net Loss

For the nine months ended September 30, 2019, we recognized revenue of approximately $1,646,000, expenses of approximately $2,036,000 and other loss of $123,000, resulting in a net loss of approximately $513,000. This net loss is attributable to the changes in revenue and expenses as discussed above. For the nine months ended September 30, 2018, we recognized revenue of approximately $1,996,000, expenses of approximately $2,519,000 and other loss of $88,000, resulting in a net loss of approximately $612,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Commitments and Contingencies

Leased Equipment

The General Partner is in the process of negotiations with a lessee to “Buy-out” certain equipment currently under lease contract.  If a “Buy-out” agreement is not reached, the lessee will continue to lease the equipment as written under the original lease contract.  The equipment to be included in the “Buy-out” represents approximately 2.1% of the Partnership’s total equipment at cost as of September 30, 2019.

Item 2. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 13, 2019, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $243,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $243,000 reserve and recorded as a bad debt recovery.  As of November 13, 2019, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of the Defendant filed for a TRO in the U.S. District Court of the Northern District of Texas, Dallas Division.  Included with the TRO filing was a request for appointment of trustee for operation of Defendant, which was granted and the case converted to Chapter 7. On December 18, 2018 the Bankruptcy Court entered final order and issued its last payment to CCC in March 2019 of approximately $43,000, of which the Partnership’s share was approximately $14,000.  The Medshare Bankruptcy matter is now closed. Although the trustee’s final distribution to Commonwealth did not fully satisfy the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 13, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although, a final assurance cannot be provided until the legal matter is resolved.

Item 2A. Risk Factors
N/A

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 4. Defaults Upon Senior Securities
N/A

Item 5. Mine Safety Disclosures
N/A

Item 6. Other Information
NONE

Item 7. Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2019	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

November 13, 2019	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal