Form 10-K/A
period 2019-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2020-04-28
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to COMMONWEALTH INCOME & GROWTH FUND VII, LP’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 15, 2020 (the “Form 10-K”), is being filed with the limited purpose of amending the Reports of Independent Registered Public Accounting Firm on page F1 and of the Original Form 10-K to correct a scrivener’s error with respect to the omission of the city and state thereof.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

                                                                                    TABLE OF CONTENTS

Item No.
Description
Page

                                                                                        Part II

8.
              Financial Statements and Supplementary Data                                                     3

Part IV

15.
               Exhibits and Financial Statement Schedules and Reports on Form 10-               4

                                                           Index to Exhibits
                                                                                 4

PART II

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-108057)

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
F4

Commonwealth Income &
Growth Fund VII
Statements of Cash Flows

	Years ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(701,088)	$(757,157)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	1,543,250	1,896,971
Amortization of initial direct costs - finance leases	87	881
Gain on sale of equipment	(50,636)	(151,267)
Bad debt expense	125,418	-
Loss on equity in COF 2 investment	183,769	122,125
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(1,381,313)	(1,398,284)
Earned interest on finance leases	(303)	(2,689)
Changes in assets and liabilities
Payment from finance leases	2,774	-
Lease income receivable	(135,361)	80,413
Accounts receivable, Commonwealth Capital Corp., net	576,775	227,596
Other receivables	20,541	191,176
Prepaid expenses	(3,280)	1,131
Accounts payable	(110,846)	105,335
Accounts payable, CIGF, Inc., net	(75,982)	36,690
Other accrued expenses	1	(378)
Unearned lease income	27,003	(137,133)
Net cash provided by operating activities	20,809	215,410
Cash flows from investing activities
Capital expenditures	-	(195,898)
Payment from finance leases	-	67,724
Purchase of finance leases	(55,384)	-
Equipment acquisition fees paid to the General Partner	(2,215)	(34,158)
Net proceeds from the sale of equipment	88,286	237,365
Distributions from Investment in COF2	28,558	48,956
Net cash provided by investing activities	59,245	123,989
Cash flows from financing activities
Redemptions	(6,576)	(57,538)
Debt placement fee paid to the General Partner	-	(6,581)
Distributions to partners	(385,795)	(309,332)
Net cash used in financing activities	(392,371)	(373,451)

Net decrease in cash and cash equivalents	(312,317)	(34,052)
Cash and cash equivalents beginning of year	853,115	887,167
Cash and cash equivalents end of year	$540,798	$853,115
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

F7

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

F8

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

F9

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

F10

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

F11

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

F12

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
$ 59,000

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

F13

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

F14

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

F15

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

F16

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

F17

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

F18

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

F19

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

 I, Kimberly A. Springsteen-Abbott certify that:

1.
I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund VII (the Registrant);
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:
(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer
April 28, 2020

F20

31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kimberly A. Springsteen-Abbott, certify that:

1.
I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund VII (the Registrant);
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:
(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Principal Financial Officer
April 28, 2020

F21

EXHIBIT 32

WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
FURNISHED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
AND FOR THE PURPOSE OF COMPLYING WITH RULE 13a-14(b)
OF THE SECURITIES EXCHANGE ACT OF 1934.

In connection with the Annual Report of Commonwealth Income & Growth Fund VII (the “Company”) on Form 10-K for the period ending December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Executive Officer and the Principal Financial Officer of the Company hereby certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to such officer’s knowledge, that: (a) the Annual Report on Form 10-K of the Company for the year ended December 31, 2019 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer and Principal Financial Officer
April 28, 2020

F22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

April 28, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

April 28, 2020	By: /s/ Henry J. Abbott
Date	Henry J. Abbott
Director, President,Commonwealth Income & Growth Fund, Inc.

F23