Form 10-Q
period 2020-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2020-05-15
CIK 1450335

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kimberly A. Springsteen-Abbott certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund VII (the Registrant);
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
May 15, 2020