Form 10-Q
period 2020-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2020-08-14
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 or

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

FORM 10-Q
JUNE 30, 2020

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$345,418	$540,798
Lease income receivable, net of reserve of approximately $58,000 and $98,000 at June 30, 2020 and December 31, 2019, respectively	123,746	294,915
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $184,046 and $79,971 at June 30, 2020 and December 31, 2019, respectively	793,414	688,248
Other receivables, net of reserve of approximately $256,000 and $246,000 at June 30, 2020 and December 31, 2019, respectively	54,703	64,608
Receivable from COF 2	-	4,080
Prepaid expenses	8,791	12,618
	1,326,072	1,605,267

Net investment in finance leases	51,658	56,759

Investment in COF 2	642,003	585,594

Equipment, at cost	15,525,728	15,870,751
Accumulated depreciation	(13,785,155)	(13,556,070)
	1,740,573	2,314,681

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $187,000 and $173,000 at June 30, 2020 and December 31, 2019, respectively	51,666	78,288
	51,666	78,288
Total Assets	$3,811,972	$4,640,589

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$112,576	$166,428
Accounts payable, CIGF, Inc.	132,845	267,464
Other accrued expenses	16,565	235
Unearned lease income	20,321	63,952
Notes payable	891,877	1,334,116
Total Liabilities	1,174,184	1,832,195

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	2,636,738	2,807,344
Total Partners' Capital	2,637,788	2,808,394
Total Liabilities and Partners' Capital	$3,811,972	$4,640,589

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Lease	$528,672	$502,365	$1,026,268	$1,025,574
Interest and other	973	63	1,549	231
Sales and property taxes	21,493	30,449	42,398	55,952
Gain on sale of equipment	-	20,426	57,853	28,805
Total revenue and gain on sale of equipment	551,138	553,303	1,128,068	1,110,562

Expenses
Operating, excluding depreciation and amortization	201,758	233,160	438,094	462,197
Equipment management fee, General Partner	22,952	25,243	47,832	51,428
Interest	13,604	31,106	31,226	66,608
Depreciation	333,075	367,090	678,727	742,933
Amortization of equipment acquisition costs and deferred expenses	18,488	20,847	36,860	42,611
Sales and property taxes	21,493	30,449	42,398	55,952
Bad debt expense	9,969	-	25,925	-
Loss on sale of equipment	25,280	-	25,280	-
Total expenses	646,619	707,895	1,326,342	1,421,729

Other gain (loss)
(Loss) gain in investment from COF 2	(61,667)	(41,741)	56,408	(82,149)
Total other (loss) income	(61,667)	(41,741)	56,408	(82,149)

Net loss	$(157,148)	$(196,333)	$(141,866)	$(393,316)

Net loss allocated to Limited Partners	$(157,148)	$(197,104)	$(141, 866)	$(394,858)

Net loss per equivalent Limited Partnership unit	$(0.10)	$(0.13)	$(0.09)	$(0.26)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,538,235	1,547,705	1,540,096	1,542,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three and six months ended June 30, 2020 and 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net income	-	-	-	15,282	15,282
Redemptions	-	(3,871)	-	(28,740)	(28,740)
Balance, March 31, 2020	50	1,538,235	$1,050	$2,793,886	$2,794,936
Net loss	-	-	-	(157,148)	(157,148)
Balance, June 30, 2020	50	1,538,235	$1,050	$2,636,738	$2,637,788

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,542,940	$1,050	$3,823,611	$3,824,661
Net income (loss)	-	-	771	(197,754)	(196,983)
Distributions	-	-	(771)	(76,379)	(77,150)
Redemptions	-	(834)	-	(6,576)	(6,576)
Balance, March 31, 2019	50	1,542,106	$1,050	$3,542,902	$3,543,952
Net income (loss)	-	-	771	(197,104)	(196,333)
Distributions	-	-	(771)	(76,379)	(77,150)
Balance, June 30, 2019	50	1,542,106	$1,050	$3,269,419	$3,270,469

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(251,227)	$(162,499)

Cash flows from investing activities
Capital expenditures	(52,424)	-
Equipment acquisition fees paid to General Partner	(8,609)	-
Net proceeds from the sale of equipment	143,168	37,004
Distributions from Investment in COF2	4,080	12,239
Net cash provided by investing activities	86,215	49,243

Cash flows from financing activities
Redemptions	(28,740)	(6,576)
Debt placement fee paid to the General Partner	(1,628)	-
Distributions to partners	-	(231,493)
Net cash used in financing activities	(30,368)	(238,069)

Net decrease in cash and cash equivalents	(195,380)	(351,325)

Cash and cash equivalents beginning of period	540,798	853,115

Cash and cash equivalents end of period	$345,418	$501,790

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months June 30, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

Correction of an Immaterial Error

The Partnership has determined that there has been an immaterial error in its cash flow presentation related to Distributions from Investment in COF2 for the six months ended June 30, 2019. The Partnership determined that the Distributions from Investment in COF2 in the amount of approximately $12,000 should be presented in investing activities in the Condensed Statement of Cash Flows instead of operating activities. A reclassification adjustment was made on the Condensed Statement of Cash Flows to move the amount out of operating activities and into investing activities.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity of 90 days or less.

At June 30, 2020, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $351,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2020, the total cash bank balance was as follows:

At June 30, 2020	Balance
Total bank balance	$351,000
FDIC insured	(250,000)
Uninsured amount	$101,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its accounts will fluctuate throughout 2020 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, Accounting Standards Update No. 2020-02, Financial Instruments – Credit Losses (Topic 326) . The guidance is effective for fiscal years, within those fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables.

The FASB developed the guidance in response to concerns that credit losses were identified and recorded “too little, too late” in the period leading up to the global financial crisis of 2008. More recently, the impact of the COVID -19 pandemic may bring new challenges to identifying credit losses. While the new standard is expected to have a significant effect on entities in the financial services industry, particularly banks and others with lending operations, the guidance affects all entities in all industries and applies to a wide variety of financial instruments, including trade receivables.

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

In January 2020, The FASB issued Accounting Standards Update 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This ASU clarifies that the observable price changes in orderly transactions that should be considered when applying the measurement alternative in accordance with ASC 321 include transactions that require it to either apply or discontinue the equity method of accounting under ASC 323. For example, as it relates to investments for which the measurement alternative is elected, if an observable price change in an orderly transaction for the identical investment or similar security of the same issuer results in a change in ownership that causes the investor to either newly apply or discontinue the equity method, the carrying amount of the security accounted for under the measurement alternative should be adjusted to its fair value immediately before applying or upon discontinuing the equity method.

For public business entities, ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (a) for public business entities for periods for which financial statements have not yet been issued and (b) for all other entities for periods for which financial statements have not yet been made available for issuance. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the six months ended June 30, 2020 and 2019 was $33,000 and $29,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2020 was approximately $10,077,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2020 was approximately $798,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2020 was approximately $23,371,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2020 was approximately $2,000,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during 2020, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Six months ended December 31, 2020	$660,000
Year Ended December 31, 2021	347,000
Year Ended December 31, 2022	63,000
Year Ended December 31, 2023	16,000
$1,086,000
Finance Leases:

The following lists the components of the net investment in finance leases:
	June 30, 2020	December 31, 2019
Carrying value of lease receivable	$48,000	$52,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs finance leases	2,000	3,000
Net investment in finance leases	$52,000	$57,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2020:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2020, and December 31, 2019, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at June 30, 2020:
Amount
Six months ended December 31, 2020	$6,000
2021	12,000
2022	12,000
2023	12,000
2024	11,000
Total	$53,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2020 and December 31, 2019 was approximately $642,000 and $586,000, respectively (see COF 2 Financial Summary below). During the six months ended June 30, 2020, COF 2 did not declare any distribution to the Partnership.

	June 30,	December 31,
COF 2 Summarized Financial Information	2020	2019
Assets	$2,094,000	$2,114,000
Liabilities	$324,000	$509,000
Partners' capital	$1,771,000	$1,605,000
Revenue	$643,000	$1,126,000
Expenses	$477,000	$1,666,000
Net income (loss)	$166,000	$(540,000)

5. Related Party Transactions

Receivables/Payables

As of June 30, 2020, and December 31, 2019, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2020	2019

Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the six months ended June 30, 2020 and 2019, the Partnership was charged approximately $206,000 and $258,000 in Other LP expense, respectively.
	$409,000	$429,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2020, the General Partner earned acquisition fees from operating and finance leases of approximately $9,000 and $0, respectively.	$9,000	$-

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
	$2,000	$-

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
	$48,000	$51,000
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
	$5,000	$1,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	June 30, 2020	December 31, 2019
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	-	4,000
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	-	7,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $25,557, including interest, with final payment in April 2020	-	50,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	-	32,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	-	7,000
Installment note payable to bank; interest at 5.62% due in quarterly installments of $2,897, including interest, with final payment in July 2020	3,000	8,000
Installment note payable to bank; interest at 4.55% due in monthly installments ranging from $1,723 to $14,777, including interest, with final payment in August 2020	33,000	130,000
Installment note payable to bank; interest at 5.66% due in quarterly installments of $29,292, including interest, with final payment in October 2020	57,000	113,000
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	153,000	252,000
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	217,000	356,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	266,000	375,000
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	163,000	-
	$892,000	$1,334,000

The notes are secured by specific equipment with a carrying value of approximately $1,399,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2020 are as follows:

Amount
Six months ended December 31, 2020	$478,000
Year ended December 31, 2021	337,000
Year ended December 31, 2022	61,000
Year ended December 31, 2023	16,000
Total	$892,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$605,000	$700,000

Noncash investing and financing activities include the following:

Six months ended June 30,	2020	2019
Debt assumed in connection with purchase of equipment	$163,000	$-

During the six months ended June 30, 2020 and 2019, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $22,000 and $22,000, respectively.

8. Commitments and Contingencies

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. Some of the business sectors that we service such as education centers, medical facilities, payroll administrators, manufacturing and transportation, we may need to account for returns and refund liabilities. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Company continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Company recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Company believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

The Company has not yet adopted ASC Topic 326, Credit Lossesbut is subject to ASC 310 (see Note 2, Recent Accounting Pronouncements Not Yet Adopted). ASC 310-10 provides general guidance for receivables and notes that receivables arise from credit sales, loans, or other transactions.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 14, 2020, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $246,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $246,000 reserve and recorded as a bad debt recovery.  As of August 14, 2020, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of August 14, 2020.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.
INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for June was $8.9 billion, down 10 % year-over-year from new business volume in June 2019. Volume was up 33 % month-to-month from $6.7 billion in May. Year-to-date, cumulative new business volume was down 0.5 % compared to 2019.

Receivables over 30 days were 2.60%, down from 4.30 % the previous month and up from 1.70 % the same period in 2019. Charge-offs were 0.71%, up from 0.61 % the previous month, and up from 0.33 % in the year-earlier period.

Credit approvals totaled 71.5%, up from 71.0 % in May. Total headcount for equipment finance companies was down 1.9 % year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 45.3, steady with the May index of 45.8.

ELFA President and CEO Ralph Petta said, “The month of June’s pickup in new business volume is welcome news, but it remains to be seen whether this trend continues as the summer progresses. The economy is soft, too many employees are out of work as a result, and many states are struggling with the decision to re-open their economies.  Depending on the specific sectors they support, some ELFA member companies report robust originations, while others are challenged putting new deals on their books.”

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

Through June 30, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2020, were net proceeds from the sale of equipment of approximately $143,000 and distributions from investments in COF2 of approximately $4,000. This compares to the six months ended June 30, 2019 where our primary sources of cash were net proceeds from the sale of equipment of approximately $37,000 and distributions from investment in COF2 of approximately $12,000.

Our primary uses of cash for the six months ended June 30, 2020 were operating activities of approximately $251,000, capital expenditures of approximately $52,000 and limited partner redemptions of approximately $29,000. This compares to our primary uses of cash for the six months ended June 30, 2019 of operating activities of approximately $162,000, distributions to partners of approximately $231,000 and limited partner redemptions of approximately $7,000.

Cash used in operating activities for the six months ended June 30, 2020 was approximately $251,000, including a net loss of approximately $142,000 and depreciation and amortization expenses of approximately $716,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $605,000. This compares to the six months ended June 30, 2019 with cash used in operating activities of approximately $162,000, including a net loss of approximately $393,000 and depreciation and amortization expenses of approximately $786,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $700,000.

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

Capital expenditures are expected to continue to increase overall during the remainder of 2020 as management focuses on additional equipment acquisitions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2020, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $351,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2020, the total cash bank balance was as follows:

At June 30, 2020	Balance
Total bank balance	$351,000
FDIC insured	(250,000)
Uninsured amount	$101,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its account will fluctuate throughout 2020 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of June 30, 2020, we had future minimum rentals on non-cancelable operating leases of approximately $660,000 for the balance of the year ending December 31, 2020 and approximately $426,000 thereafter.

As of June 30, 2020, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2020 and approximately $47,000 thereafter.

As of June 30, 2020, our non-recourse debt was approximately $892,000 with interest rates ranging from 4.10% through 6.00% and is payable through March 2023.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Lease Revenue

Our lease revenue increased to approximately $529,000 for the three months ended June 30, 2020, from approximately $502,000 for the three months ended June 30, 2019. The Partnership had 33 and 62 active operating leases that generated lease revenue for the three months ended June 30, 2020 and 2019, respectively. This increase is primarily due to the recognition of unclaimed payments received after the lease termination had occurred and expired. Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing.

Sale of Equipment

The Partnership disposed of and sold other equipment to various customers during the 2020 quarters. For the three months ended June 30, 2020, the Partnership sold equipment with net book value of approximately $30,000 and net loss of approximately $25,000. Compared to the three months ended June 30, 2019, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $20,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $202,000 for the three months ended June 30, 2020, from approximately $233,000 for the three months ended June 30, 2019. Operating expenses decreased primarily due to a decrease in “Other LP” expenses of approximately $44,000, accounting fees of approximately $5,000, conferences expenses of approximately $5,000, travel expenses of approximately $2,000 and IT expenses of approximately $2,000, partially offset by increases in legal fees related to FINRA of approximately $15,000 and office relocation expenses of approximately $12,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $23,000 for the three months ended June 30, 2020 from approximately $25,000 for the three months ended June 30, 2019.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $333,000 for the three months ended June 30, 2020, from approximately $367,000 for the three months ended June 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2020.

Net Loss

For the three months ended June 30, 2020, we recognized revenue of approximately $551,000, expenses of approximately $646,000 and other loss of $62,000, resulting in net loss of approximately $157,000. For the three months ended June 30, 2019, we recognized revenue of approximately $553,000, expenses of approximately $707,000 and other loss of $42,000, resulting in net loss of approximately $196,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Lease Revenue

Our lease revenue remained relatively constant at $1,026,000 for both the six months ended June 30, 2020 and 2019. The Partnership had 55 and 69 active operating leases that generated lease revenue for the six months ended June 30, 2020 and 2019, respectively. Contributions to lease revenue during six months ended June 30, 2020, is partially due to the recognition of unclaimed payments received after the lease termination had occurred and expired Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing.

Sale of Equipment

On January 31, 2020 the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company.   The General Partner allocated to the Partnership its share of approximately $227,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and recorded a gain on sale of equipment of approximately $51,000.

The Partnership disposed of and sold other equipment to various customers during the 2020 quarter. For the six months ended June 30, 2020, the Partnership sold equipment to other customers besides Cummins with net book value of approximately $52,000 for a net loss of approximately $18,000 (for total net book value of approximately $111,000 and total net gain of approximately $33,000, after adding for Cummins gain). For the six months ended June 30, 2019, the Partnership sold equipment with net book value of approximately $8,000 for a net gain of approximately $29,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $438,000 for the six months ended June 30, 2020, from approximately $462,000 for the six months ended June 30, 2019. This decrease is primarily due to a decrease in “Other LP” fees of approximately $53,000 and a decrease in conference expenses of approximately $6,000, partially offset by an increase in office relocation expenses of approximately $12,000, an increase in recruiting fees of approximately $12,000 and an increase in accounting fees of approximately $11,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $48,000 for the six months ended June 30, 2020 from approximately $51,000 for the six months ended June 30, 2019.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $679,000 for the six months ended June 30, 2020, from approximately $743,000 for the six months ended June 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2020.

Net Loss

For the six months ended June 30, 2020, we recognized revenue of approximately $1,128,000, expenses of approximately $1,326,000 and other gain of $56,000, resulting in a net loss of approximately $142,000. For the six months ended June 30, 2019, we recognized revenue of approximately $1,111,000, expenses of approximately $1,422,000 and other loss of $82,000, resulting in a net loss of approximately $393,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

Remediation of Material Weakness

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following measure:

1.
We plan to incorporate a procedure within our written policies and procedures to require for nonrecurring, referenced as “one-off” journal entries to be reviewed and signed-off by two senior accounting officers to ensure appropriate transactions are recorded as intended to be reported for financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We have implemented this procedure as part of our monthly close process and anticipate that this procedure will be incorporated in our written policies and procedures by the end of September 30, 2020.

Changes in Internal Control over Financial Reporting:

There were no other changes in our internal control over financial reporting during the quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 14, 2020, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of $246,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the $246,000 reserve and recorded as a bad debt recovery.  As of August 14, 2020, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of August 14, 2020.

Item 1A. Risk Factors

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19.  Some of the business sectors that we service such as education centers, medical facilities, payroll administrators, manufacturing and transportation, we may need to account for returns and refund liabilities. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Company continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Company recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Company believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

The Company has not yet adopted ASC Topic 326, Credit Lossesbut is subject to ASC 310 (see Note 2, Recent Accounting Pronouncements Not Yet Adopted). ASC 310-10 provides general guidance for receivables and notes that receivables arise from credit sales, loans, or other transactions.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

Material Weakness

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in additional costs being incurred for remediation and cause a loss of confidence in our financial reporting.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of June 30, 2020. We have concluded that our internal controls over financial reporting were not effective as of June 30, 2020 due to the existence of material weaknesses in our monthly close for not properly reviewing certain journal entries that had an impact on the internal controls over financial reporting.

We have started to implement this procedure as part of our monthly close process and anticipate that this procedure will be incorporated in our written policies and procedures by the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect, subject us to regulatory investigations and penalties and/or shareholder litigation, and materially adversely impact our business and financial condition.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2020 Date	By: /s/ Karl A. Hazen Karl A. Hazen SEC Reporting Officer