Form 10-Q
period 2020-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2020-11-16
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 or

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

FORM 10-Q
SEPTEMBER 30, 2020

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$687,944	$540,798
Lease income receivable, net of reserve of approximately $91,000 and $98,000 at September 30, 2020 and December 31, 2019, respectively	70,765	294,915
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $7,000 and $80,000 at September 30, 2020 and December 31, 2019, respectively	486,910	688,248
Other receivables, net of reserve of approximately $305,000 and $246,000 at September 30, 2020 and December 31, 2019, respectively	3,246	64,608
Receivable from COF2	-	4,080
Prepaid expenses	15,514	12,618
	1,264,379	1,605,267

Net investment in Finance leases	49,068	56,759

Investment in COF 2	641,483	585,594

Equipment, at cost	15,139,130	15,870,751
Accumulated depreciation	(13,726,227)	(13,556,070)
	1,412,903	2,314,681

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $139,000 and $173,000 at September 30, 2020 and December 31, 2019, respectively	36,283	78,288
Total Assets	$3,404,116	$4,640,589

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$111,787	$166,428
Accounts payable, CIGF, Inc.	128,445	267,464
Other accrued expenses	9	235
Unearned lease income	79,057	63,952
Notes payable	636,593	1,334,116
Total Liabilities	955,891	1,832,195

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	2,447,175	2,807,344
Total Partners' Capital	2,448,225	2,808,394
Total Liabilities and Partners' Capital	$3,404,116	$4,640,589

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue
Lease	$385,699	$497,030	$1,411,967	$1,522,604
Interest and other	522	128	2,071	359
Sales and property taxes	15,457	20,223	57,855	76,175
Gain on sale of equipment	7,463	17,848	40,036	46,653
Total revenue and gain on sale of equipment	409,141	535,229	1,511,929	1,645,791

Expenses
Operating, excluding depreciation and amortization	147,545	156,322	585,639	618,518
Equipment management fee, General Partner	19,345	24,738	67,177	76,166
Interest	11,383	26,662	42,609	93,270
Depreciation	306,166	363,155	984,893	1,106,088
Amortization of equipment acquisition costs and deferred expenses	15,383	19,531	52,243	62,142
Sales and property taxes	15,457	20,223	57,855	76,175
Bad debt expense	82,905	3,302	108,830	3,302
Total expenses	598,184	613,933	1,899,246	2,035,661

Other Loss
Loss in investment in COF 2	(520)	(40,930)	55,888	(123,079)
Total other loss	(520)	(40,930)	55,888	(123,079)

Net loss	$(189,563)	$(119,634)	$(331,429)	$(512,949)

Net loss allocated to Limited Partners	$(189,563)	$(120,406)	$(331,429)	$(515,264)

Net loss per equivalent Limited Partnership unit	$(0.12)	$(0.08)	$(0.22)	$(0.33)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,538,235	1,542,105	1,539,471	1,542,301

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three, six and nine months ended September 30, 2020 and 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net income	-	-	-	15,282	15,282
Distributions	-	-	-	(28,740)	(28,740)
Redemptions	-	(3,871)	-	-	-
Balance, March 31, 2020	50	1,538,235	$1,050	$2,793,886	$2,794,936
Net loss	-	-	-	(157,148)	(157,148)
Balance, June 30, 2020	50	1,538,235	$1,050	$2,636,738	$2,637,788
Net loss	-	-	-	(189,563)	(189,563)
Balance, September 30, 2020	50	1,538,235	$1,050	$2,447,175	$2,448,225

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,542,940	$1,050	$3,823,611	$3,824,661
Net income (loss)	-	-	771	(197,754)	(196,983)
Distributions	-	-	(771)	(76,379)	(77,150)
Redemptions	-	(834)	-	(6,576)	(6,576)
Balance, March 31, 2019	50	1,542,106	$1,050	$3,542,902	$3,543,952
Net income (loss)	-	-	771	(197,104)	(196,333)
Distributions	-	-	(771)	(76,379)	(77,150)
Balance, June 30, 2019	50	1,542,106	$1,050	$3,269,419	$3,270,469
Net income (loss)	-	-	772	(120,406)	(119,634)
Distributions	-	-	(772)	(76,379)	(77,151)
Balance, September 30, 2019	50	1,542,106	$1,050	$3,072,634	$3,073,684

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months
	Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$62,332	$(121,886)

Cash flows from investing activities
Capital Expenditures	(52,424)	-
Equipment acquisition fees paid to General Partner	(8,609)	-
Net proceeds from the sale of equipment	172,135	55,409
Distribution from Investment in COF2	4,080	28,558
Net cash provided by investing activities	$115,182	$83,967

Cash flows from financing activities
Distributions to partners	-	(308,644)
Redemptions	(28,740)	(6,576)
Debt placement fee paid to the General Partner	(1,628)	-
Net cash used in financing activities	$(30,368)	$(315,220)

Net increase (decrease) in cash and cash equivalents	147,146	(353,139)

Cash and cash equivalents, beginning of period	540,798	853,115

Cash and cash equivalents, end of period	$687,944	$499,976

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

The Partnership’s general partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement (the “Agreement”), the Partnership is scheduled to terminate on December 31, 2021. The General Partner intends to initiate a proxy vote to investors to extend the operational phase to December 31, 2024, in an effort to increase overall return to investors. Upon completion of its operational phase, it is anticipated that the Partnership will begin its liquidation phase. Assuming the proxy vote is passed, the General Partner intends to fully liquidate or otherwise dispose of all of its equipment, make final distribution to partners, and dissolve on or before December 31, 2026.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

Correction of an Immaterial Error

The Partnership has determined that there has been an immaterial error in its cash flow presentation related to Distributions from Investment in COF2 for the nine months ended September 30, 2019. The Partnership determined that the Distributions from Investment in COF2 in the amount of approximately $29,000 should be presented in investing activities in the Condensed Statement of Cash Flows instead of operating activities. A reclassification adjustment was made on the Condensed Statement of Cash Flows to move the amount out of operating activities and into investing activities.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2020, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $693,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2020, the total cash bank balance was as follows:

At September 30, 2020	Balance
Total bank balance	$693,000
FDIC insured	(250,000)
Uninsured amount	$443,000

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

Gains from the sale of equipment resulting from early buyouts are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in revenue for the nine months ended September 30, 2020 and 2019 was $40,000 and $47,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2020 was approximately $10,077,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2020 was approximately $590,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2020 was approximately $23,371,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2020 was approximately $1,513,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2020	$362,000
Year Ended December 31, 2021	447,000
Year Ended December 31, 2022	67,000
Year Ended December 31, 2023	16,000
$892,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2020	December 31, 2019
Carrying value of lease receivable	$45,000	$52,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs finance leases	2,000	3,000
Net investment in finance leases	$49,000	$57,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2020:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2020, and December 31, 2019, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at September 30, 2020:
Amount
Three months ended December 31, 2020	$3,000
2021	12,000
2022	12,000
2023	12,000
2024	11,000
Total	$50,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2020 and December 31, 2019 was approximately $641,000 and $586,000, respectively (see COF 2 Financial Summary below). During the nine months ended September 30, 2020, COF 2 did not declare any distribution to the Partnership.

	September, 30	December 31,
COF 2 Summarized Financial Information	2020	2019
Assets	$1,983,000	$2,114,000
Liabilities	$214,000	$509,000
Partners' capital	$1,769,000	$1,605,000
Revenue	$791,000	$1,126,000
Expenses	$627,000	$1,666,000
Net income (loss)	$164,000	$(540,000)

5. Related Party Transactions

Receivables/Payables

As of September 30, 2020, and December 31, 2019, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2020	2019
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2020 and 2019, the Partnership was charged approximately $315,000 and $376,000 in other LP expense, respectively.
	$ 568,000	$ 599,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2020 and 2019, the General Partner earned acquisition fees from operating and finance leases of approximately $9,000 and $0, respectively.	$9,000	$-
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
	$67,000	$76,000
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
	$6,000	$2,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30, 2020	December 31, 2019
Installment note payable to bank; interest at 5.49% due in monthly installments of $4,177, including interest, with final payment in January 2020	-	4,000
Installment note payable to bank; interest at 5.93% due in monthly installments of $3,324, including interest, with final payment in February 2020	-	7,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $25,557, including interest, with final payment in April 2020	-	50,000
Installment note payable to bank; interest at 4.37% due in monthly installments of $16,273, including interest, with final payment in April 2020	-	32,000
Installment note payable to bank; interest at 4.88% due in monthly installments of $1,363, including interest, with final payment in May 2020	-	7,000
Installment note payable to bank; interest at 5.62% due in quarterly installments of $2,897, including interest, with final payment in July 2020	-	8,000
Installment note payable to bank; interest at 4.55% due in monthly installments ranging from $1,723 to $14,777, including interest, with final payment in August 2020	-	130,000
Installment note payable to bank; interest at 5.66% due in quarterly installments of $29,292, including interest, with final payment in October 2020	29,000	113,000
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	103,000	252,000
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	146,000	356,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	210,000	375,000
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	149,000	-
	$637,000	$1,334,000

The notes are secured by specific equipment with a carrying value of approximately $1,165,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2020 are as follows:

Amount
Three months ended December 31, 2020	$223,000
Year ended December 31, 2021	337,000
Year ended December 31, 2022	61,000
Year ended December 31, 2023	16,000
Total	$637,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$860,000	$1,029,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2020	2019
Accrual for distributions to partners paid in October (included in other accrued expenses)	$-	$76,000
Debt assumed in connection with the purchase of equipment	$163,000	$-

During the nine months ended September 30, 2020 and 2019, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $86,000 and $29,000, respectively.

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

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 16, 2020, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of approximately $305,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the approximate $305,000 reserve and recorded as a bad debt recovery.  As of November 16, 2020, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of November 16, 2020.

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

INDUSTRY OVERVIEW

ELFA President and CEO Ralph Petta said, “Despite the drop in September year-over-year new business, a look at the data beginning with the advent of the pandemic in February shows that the industry, in general is holding its own. In fact, anecdotal evidence from some ELFA member companies indicates they are enjoying a very strong year. Tempering this positive data point; however, is a spike in losses – not surprising, given that the losses in all likelihood reflect customers in distressed industry sectors significantly impacted by the economic downturn resulting from the COVID pandemic.”

“The pandemic continues to have a negative impact on the overall economy, and this data demonstrates that our industry is not immune. However, the 24% growth in month-to-month volume in September 2020 MLFI-25 is promising,” said Anthony Sasso, Head of TD Equipment Finance. “Within any disruption, there is opportunity. Here at TDEF, we have seen our customers find innovative ways to continue to grow, and we ourselves have been able to increase our portfolio. The low interest rate environment, combined with rising spot rates within trucking, presents a good opportunity for those companies who are in a position to expand.”

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

REVENUE RECOGNITION

The Partnership is principally engaged in the business of leasing equipment. Ancillary to the Partnership’s principal equipment leasing business, the Partnership also sells certain equipment and may offer certain services to support its customers.

The Partnership’s lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized either on a straight-line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

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

Through September 30, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled in certain cases to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations. Gains from the sale of equipment resulting from early buyouts are recognized when the lease is modified and terminated concurrently. Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2020, were cash provided by operating activities of approximately $62,000, net proceeds from the sale of equipment of approximately $172,000 and distributions from investment in COF2 of approximately $4,000. This compares to the nine months ended September 30, 2019 where our primary sources of cash were net proceeds from the sale of equipment of approximately $55,000 and distributions from investments in COF 2 of approximately $29,000.

Our primary uses of cash for the nine months ended September 30, 2020 were capital expenditures in investing activities of approximately $52,000, redemptions of approximately $29,000, equipment acquisition fees paid to General Partner of approximately $9,000 and debt placement fees of approximately $2,000. For the nine months ended September 30, 2019, our primary uses of cash were cash used in operating activities of approximately $122,000, distributions to partners of approximately $309,000 and limited partner redemptions of approximately $7,000.

Cash was provided by operating activities for the nine months ended September 30, 2020 of approximately $62,000, including a net loss of approximately $331,000, bad debt expense of approximately $109,000 and depreciation and amortization expenses of approximately $1,037,000. Other noncash activities included in the determination of net gain include direct payments to banks by lessees of approximately $860,000. This compares to the nine months ended September 30, 2019 with cash used in operating activities of approximately $122,000, including a net loss of approximately $513,000 and depreciation and amortization expenses of approximately $1,168,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $1,029,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2020 as management focuses on additional equipment acquisitions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2020, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $693,000. Bank accounts are federally insured up to $250,000. At September 30, 2020, the total cash bank balance was as follows:

At September 30, 2020	Balance
Total bank balance	$693,000
FDIC insured	(250,000)
Uninsured amount	$443,000

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

As of September 30, 2020, we had future minimum rentals on non-cancelable operating leases of approximately $362,000 for the balance of the year ending December 31, 2020 and approximately $530,000 thereafter.

As of September 30, 2020, we had future minimum rentals on non-cancelable finance leases of approximately $3,000 for the balance of the year ending December 31, 2020 and approximately $47,000 thereafter.

As of September 30, 2020, our non-recourse debt was approximately $637,000 with interest rates ranging from 4.10% through 6.00% and is payable through March 2023.

The General Partner intends to initiate a proxy vote to investors to extend the operational phase to December 31, 2024. Upon completion of its operational phase, it is anticipated that the Partnership will begin its liquidation phase.  Assuming the proxy vote is passed, the General Partner intends to fully liquidate or otherwise dispose of all of its equipment, make final distribution to partners, and dissolve on or before December 31, 2026.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $386,000 for the three months ended September 30, 2020, compared to approximately $497,000 for the three months ended September 30, 2019. The Partnership had 32 and 61 active operating leases that generated lease revenue for the three months ended September 30, 2020 and 2019, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing.

Sale of Equipment

The Partnership disposed of and sold equipment to various customers during 2020. For the three months ended September 30, 2020, the Partnership sold equipment with net book value of approximately $22,000 for a net gain of approximately $7,000. For the three months ended September 30, 2019, the Partnership sold equipment with net book value of approximately $1,000 for a net gain of approximately $18,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $148,000 for the three months ended September 30, 2020, from approximately $156,000 for the three months ended September 30, 2019. This decrease is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $8,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee decreased to approximately $19,000 for the three months ended September 30, 2020, from approximately $25,000 for the three months ended September 30, 2019. This decrease in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $322,000 for the three months ended September 30, 2020, from approximately $383,000 for the three months ended September 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2020.

Net Loss

For the three months ended September 30, 2020, we recognized revenue of approximately $409,000, expenses of approximately $598,000 and other loss of $500, resulting in net loss of approximately $189,500. For the three months ended September 30, 2019, we recognized revenue of approximately $535,000, expenses of approximately $614,000 and other loss of $41,000, resulting in net loss of approximately $120,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $1,412,000 for the nine months ended September 30, 2020, from approximately $1,523,000 for the nine months ended September 30, 2019. The Partnership had 56 and 71 active operating leases that generated lease revenue for the nine months ended September 30, 2020 and 2019, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing.

Sale of Equipment

On January 31, 2020 the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company.   The General Partner allocated to the Partnership its share of approximately $114,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and recorded a gain on sale of equipment of approximately $51,000. The Partnership disposed of and sold other equipment to various customers during 2020. For the nine months ended September 30, 2020, the Partnership sold equipment to other customers besides Cummins with net book value of approximately $73,000 for a net loss of approximately $11,000. For the nine months ended September 30, 2019, the Partnership sold equipment with net book value of approximately $9,000 for a net gain of approximately $47,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $586,000 for the nine months ended September 30, 2020, from approximately $619,000 for the nine months ended September 30, 2019. This decrease is primarily due to a reduction in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $61,000, a decrease in conferences expenses of approximately $10,000 and a decrease in travel expenses of approximately $5,000, partially offset by an increase in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $19,000, an increase in expenses related to the corporate office relocation of approximately $13,000 and an increase in accounting fees related to changes in tax reporting of approximately $12,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee decreased to approximately $67,000 for the nine months ended September 30, 2020 from approximately $76,000 for the nine months ended September 30, 2019. This decrease in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,037,000 for the nine months ended September 30, 2020, from approximately $1,168,000 for the nine months ended September 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2020.

Net Loss

For the nine months ended September 30, 2020, we recognized revenue of approximately $1,512,000, expenses of approximately $1,899,000 and other gain of $56,000, resulting in net loss of approximately $331,000. For the nine months ended September 30, 2019, we recognized revenue of approximately $1,646,000, expenses of approximately $2,036,000 and other loss of $123,000, resulting in net loss of approximately $513,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

Remediation of Material Weakness

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have implemented the following measure:

        1.     We have incorporated a procedure within our written policies and procedures to require for nonrecurring journal entries, referenced as “one-off” journal entries to be reviewed and signed-off by both the accounting manager and a senior staff accountant to ensure appropriate transactions are recorded as intended to be reported for financial reporting                     and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

Changes in Internal Control over Financial Reporting:

There were no other changes in our internal control over financial reporting during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of November 16, 2020, the Partnership had received approximately $728,000 of the approximate $1,033,000 sale proceeds and has recorded a reserve of approximately $305,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $453,000 and is to be applied against the net Medshare receivable of approximately $350,000 as of the settlement date. The remaining $103,000 will be applied against the approximate $305,000 reserve and recorded as a bad debt recovery.  As of November 16, 2020, the Partnership received approximately $182,000 of the approximate $453,000 settlement agreement which was applied against the net Medshare receivable of approximately $350,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of November 16, 2020.

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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of June 30, 2020. We have concluded that our internal controls over financial reporting were not effective as of September 30, 2020 due to the existence of material weaknesses in our monthly close for not properly reviewing certain journal entries that had an impact on the internal controls over financial reporting.

The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

November 16, 2020	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal