Form 10-Q
period 2021-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2021-05-24
CIK 1450335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 or

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

FORM 10-Q
MARCH 31, 2021

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$254,673	$495,494
Lease income receivable, net of reserve of approximately $67,000 at both March 31, 2021 and December 31, 2020	56,928	128,580
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $41,000 and $46,000 at March 31, 2021 and December 31, 2020, respectively	704,006	449,627
Other receivables, net of reserve of approximately $305,000 at March 31, 2021 and December 31, 2020, respectively	3,245	18,436
Prepaid expenses	5,539	10,282
	1,024,391	1,102,419

Net investment in finance leases	43,824	46,459

Investment in COF 2	603,918	616,771

Equipment, at cost	14,692,945	14,912,479
Accumulated depreciation	(13,663,530)	(13,596,631)
	1,029,415	1,315,848

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $137,000 and $147,000 at March 31, 2021 and December 31, 2020, respectively	21,797	33,472
	21,797	33,472
Total Assets	$2,723,345	$3,114,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$93,204	$123,089
Accounts payable, CIGF, Inc.	213,693	176,251
Other accrued expenses	11	12
Unearned lease income	64,170	79,063
Notes payable	272,454	472,425
Total Liabilities	643,532	850,840

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	2,078,763	2,263,079
Total Partners' Capital	2,079,813	2,264,129
Total Liabilities and Partners' Capital	$2,723,345	$3,114,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2021	2020
Revenue
Lease	$348,889	$497,596
Interest and other	7,308	576
Sales and property taxes	16,821	20,905
Gain on sale of equipment	9,273	57,853
Total revenue and gain on sale of equipment	382,291	576,930

Expenses
Operating, excluding depreciation and amortization	178,214	236,336
Equipment management fee, General Partner	17,505	24,880
Interest	5,639	17,622
Depreciation	286,434	345,652
Amortization of equipment acquisition costs and deferred expenses	11,674	18,372
Sales and property taxes	16,821	20,905
Bad debt expense	-	15,956
Total expenses	516,287	679,723

Other (loss) gain
(Loss) Gain in investment from COF 2	(12,853)	118,075
Total other loss	(12,853)	118,075

Net (loss) income	$(146,849)	$15,282

Net (loss) income allocated to Limited Partners	$(146,849)	$15,282

Net (loss) income per equivalent Limited Partnership unit	$(0.10)	$0.01
Weighted average number of equivalent limited
partnership units outstanding during the period	1,534,609	1,541,957

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2021 and 2020
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021 (audited)	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020 (audited)	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net income (loss)	-	-	-	15,282	15,282
Redemptions	-	(3,871)	-	(28,740)	(28,740)
Balance, March 31, 2020	50	1,538,235	$1,050	$2,793,886	$2,794,936

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(212,627)	$(188,550)

Cash flows from investing activities
Net proceeds from the sale of equipment	9,273	138,619
Distributions from Investment in COF2	-	4,080
Net cash provided by investing activities	9,273	142,699

Cash flows from financing activities
Redemptions	(37,467)	(28,740)
Net cash used in financing activities	(37,467)	(28,740)

Net decrease in cash and cash equivalents	(240,821)	(74,591)

Cash and cash equivalents beginning of period	495,494	540,798

Cash and cash equivalents end of period	$254,673	$466,207

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2020 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2021.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2021 and December 31, 2020 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2021 and December 31, 2020 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2021, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $260,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2021, the total cash bank balance was as follows:

At March 31, 2021	Balance
Total bank balance	$260,000
FDIC insured	(250,000)
Uninsured amount	$10,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its accounts will fluctuate throughout 2021 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For both the quarters ended March 31, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2021 was approximately $10,226,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2021 was approximately $196,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2021 was approximately $23,869,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2021 was approximately $607,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during 2021, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2021	$451,500
Year Ended December 31, 2022	117,500
Year Ended December 31, 2023	66,000
Year Ended December 31, 2024	49,000
$684,000

Finance Leases:

The following lists the components of the net investment in finance leases:

At March 31,	March 31, 2021	December 31, 2020
Carrying value of lease receivable	$41,000	$43,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs - finance leases	1,000	1,000
Net investment in finance leases	$44,000	$46,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2021:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2021 and December 31, 2020, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at March 31, 2021:

Periods Ended December 31,	Amount
Nine months ended December 31, 2021	9,000
Year ended December 31, 2022	12,000
Year ended December 31, 2023	12,000
Year ended December 31, 2024	11,000
$44,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at March 31, 2021 and December 31, 2020 was approximately $604,000 and $617,000, respectively (see COF 2 Financial Summary below). During the three months ended March 31, 2021, COF 2 did not declare any first quarter distribution to the Partnership.

	March 31,	December 31,
COF 2 Summarized Financial Information	2021	2020
Assets	$1,947,000	$1,993,000
Liabilities	$288,000	$296,000
Partners' capital	$1,659,000	$1,697,000
Revenue	$116,000	$794,000
Expenses	$153,000	$703,000
Net (loss) income	$(37,000)	$91,000

5. Related Party Transactions

Receivables/Payables

As of March 31, 2021 and December 31, 2020, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2021	2020
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the  administration and operation of the Partnership. For the three months ended March 31, 2021 and 2020, the Partnership was charged approximately $77,000 and $102,000 in other LP expense, respectively.
	$ 156,000	$211,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2021 and 2020, the General Partner earned acquisition fees from operating and finance leases of approximately $0 and $0, respectively.	$-	$-
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
	$-	$-
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
	$18,000	$25,000
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
	$287	$5,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2021	December 31, 2020
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	-	51,500
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	-	73,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	97,000	154,000
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	120,000	134,500
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	55,000	59,000
	$272,000	$472,000

The notes are secured by specific equipment with a carrying value of approximately $767,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2021 are as follows:

Amount
Nine months ended December 31, 2021	$151,000
Year ended December 31, 2022	75,000
Year ended December 31, 2023	31,000
Year ended December 31, 2024	15,000
$272,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2021 and 2020 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$200,000	$307,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2021	2020
Accrual for redemptions to partners paid in April 2021 (included in other accrued expenses)	$-	$4,000

During the three months ended March 31, 2021 and 2020, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $22,000 and $17,000, respectively.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already at that time reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  Despite offering no additional evidence or legal reasoning from when SEC originally remanded this matter (for FINRA’s opinion being an unreviewably flawed opinion), the SEC upheld FINRA’s new order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021, the United States Court of Appeals for the District of Columbia Circuit, made their ruling.  They dismissed in part and denied in part Ms. Springsteen-Abbott’s petition. This was regardless of CCC’s good faith reimbursements made many years ago of the questioned expense items of $208,000 (due to improper documentation), initially claimed misallocations by FINRA, even prior to FINRA’s reducing its final claim to $36,226.

Prior to the original appeal to the SEC, Ms. Springsteen-Abbott discovered CCC’s required documentation of these items for FINRA review, which FINRA refused to consider, despite such efforts the District Court upheld the bar, despite admittingly not addressing her “due process” rights, for legal administrative procedural reasons.  However, given the SEC’s prior removal of FINRA’s fine and the District Court upholding that removal, the General Partner anticipates that this ruling will not result in any material financial impact to the Funds.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for March was $9.3 billion, up 4% year-over-year from new business volume in March 2020. Volume was up 26% month-to-month from $7.4 billion in February. Year-to-date, cumulative new business volume was down 1% compared to 2020.

Receivables over 30 days were 1.9%, down from 2.1% the previous month and down from 2.6% in the same period in 2020. Charge-offs were 0.43%, down from 0.55% the previous month and down from 0.55% in the year-earlier period.

Credit approvals totaled 77%, up from 75.8% in February. Total headcount for equipment finance companies was down 15.2% year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is an all-time high of 76.1, and an increase from the March index of 67.7.

ELFA President and CEO Ralph Petta said, “The equipment finance industry appears poised to take advantage of an economic tailwind that is manifesting itself in an improving labor market, a continued low interest-rate environment, a strong corporate earnings season, and high business confidence that is creating demand for investment in commercial equipment.  ELFA member organizations also report improving portfolio quality, which is reflective of their customers’ ability to meet their payment obligations as the pandemic’s grip on many businesses loosens.”

Marci Slagle, President, BankFinancial Equipment Finance, said, “Thus far in 2021, as we continue to work our way through the pandemic, market demand has remained high, both on applications and credit approvals. Our existing portfolios continue to remain stable, with few leases stretching payables along while the underlying financials remain strong. Approval to funding continues to lag a bit as the supply chain stretches, especially when there are multiple and/or foreign vendors involved.  Overall, continuing into second quarter, there seems to be continued growth and strength across all of our markets, which encompass small, middle, corporate and governmental.”

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

Through March 31, 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2021, were cash provided by net proceeds from the sale of equipment of approximately $9,000. This compares to our primary sources of cash for the three months ended March 31, 2020 of cash provided by net proceeds from the sale of equipment of approximately $139,000 and distributions from investment in COF2 of approximately $4,000.

Our primary use of cash for the three months ended March 31, 2021 was limited partner redemptions of approximately $37,000. This compares to our primary use of cash for the three months ended March 31, 2020 of limited partner redemptions of approximately $29,000.

Cash used in operating activities for the three months ended March 31, 2021 was approximately $213,000, including a net loss of approximately $147,000 and depreciation and amortization expenses of approximately $298,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $200,000. This compares to cash used in operating activities for the three months ended March 31, 2020, of approximately $189,000, including a net income of approximately $15,000 and depreciation and amortization expenses of approximately $364,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $307,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2021 as management focuses on additional equipment acquisitions and funding limited partner distributions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2021, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $260,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2021, the total cash bank balance was as follows:

At March 31, 2021	Balance
Total bank balance	$260,000
FDIC insured	(250,000)
Uninsured amount	$10,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its account will fluctuate throughout 2021 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of March 31, 2021, we had future minimum rentals on operating leases of approximately $451,500 for the balance of the year ending December 31, 2021 and approximately $232,500 thereafter.

As of March 31, 2021, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2021 and approximately $35,000 through 2024.

As of March 31, 2021, our non-recourse debt was approximately $272,000 with interest rates ranging from 4.10% through 6.00% and is payable through November 2024.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Lease Revenue

Our lease revenue decreased to approximately $349,000 for the three months ended March 31, 2021, from approximately $498,000 for the three months ended March 31, 2020. The Partnership had 32 and 54 active operating leases that generated lease revenue for the three months ended March 31, 2021 and 2020, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2021, funded primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2021, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $9,000. For the three months ended March 30, 2020, the Partnership sold equipment with net book value of approximately $81,000 for a net gain of approximately $58,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $178,000 for the three months ended March 31, 2021, from approximately $236,000 for the three months ended March 31, 2020. This decrease is primarily due to a decrease in other LP expenses of approximately $25,000, a decrease in legal fees of approximately $17,000, a decrease in accounting fees of approximately $11,000 and a decrease in recruiting fees of approximately $10,000, partially off-set by an increase in penalty & interest expense of approximately $8,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $18,000 for the three months ended March 31, 2021 from approximately $25,000 for the three months ended March 31, 2020. This decrease is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $298,000 for the three months ended March 31, 2021, from approximately $364,000 for the three months ended March 31, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2021.

Net (Loss)/Income

For the three months ended March 31, 2021, we recognized revenue of approximately $382,000, expenses of approximately $516,000 and other loss of $13,000, resulting in net loss of approximately $147,000. This net loss is primarily attributable to the loss in investment from COF2 related to sale of equipment and changes in revenue and expenses as discussed above. For the three months ended March 31, 2020, we recognized revenue of approximately $577,000, expenses of approximately $680,000 and other gain of $118,000, resulting in net income of approximately $15,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Commitments and Contingencies
N/A

Item 2. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already at that time reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  Despite offering no additional evidence or legal reasoning from when SEC originally remanded this matter (for FINRA’s opinion being an unreviewably flawed opinion), the SEC upheld FINRA’s new order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021, the United States Court of Appeals for the District of Columbia Circuit, made their ruling.  They dismissed in part and denied in part Ms. Springsteen-Abbott’s petition. This was regardless of CCC’s good faith reimbursements made many years ago of the questioned expense items of $208,000 (due to improper documentation), initially claimed misallocations by FINRA, even prior to FINRA’s reducing its final claim to $36,226.

Prior to the original appeal to the SEC, Ms. Springsteen-Abbott discovered CCC’s required documentation of these items for FINRA review, which FINRA refused to consider, despite such efforts the District Court upheld the bar, despite admittingly not addressing her “due process” rights, for legal administrative procedural reasons.  However, given the SEC’s prior removal of FINRA’s fine and the District Court upholding that removal, the General Partner anticipates that this ruling will not result in any material financial impact to the Funds.

Item 2A. Risk Factors

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 24, 2021	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

May 24, 2021 Date	By: /s/ Theodore Cavaliere Theodore Cavaliere Vice President, Financial Operations Principal