Form 10-Q
period 2021-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2021-09-21
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-156357

COMMONWEALTH INCOME & GROWTH FUND VII, LP
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3733264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4532 US Highway 19 North

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

FORM 10-Q

JUNE 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$67,462	$495,494
Lease income receivable, net of reserve of approximately $67,000 at both June 30, 2021 and December 31, 2020	209,813	128,580
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $29,994 and $46,000 at June 30, 2021 and December 31, 2020, respectively	866,249	449,627
Other receivables, net of reserve of approximately $305,000 at both June 30,2021, and December 2020, respectively	3,245	18,436
Prepaid expenses	4,566	10,282
	1,151,335	1,102,419

Net investment in finance leases	41,165	46,459

Investment in COF 2	581,597	616,771

Equipment, at cost	13,995,592	14,912,479
Accumulated depreciation	(13,214,656)	(13,596,631)
	780,936	1,315,848

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $95,198 and $147,000 at June 30, 2021 and December 31, 2020, respectively	16,923	33,472
	16,923	33,472
Total Assets	$2,571,956	$3,114,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$135,394	$123,089
Accounts payable, CIGF, Inc.	255,248	176,251
Other accrued expenses	12	12
Unearned lease income	34,035	79,063
Notes payable	196,608	472,425
Total Liabilities	621,297	850,840

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	1,949,610	2,263,079
Total Partners' Capital	1,950,660	2,264,129
Total Liabilities and Partners' Capital	$2,571,956	$3,114,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Lease	$305,641	$528,672	$654,530	$1,026,268
Interest and other	387	973	7,695	1,549
Sales and property taxes	13,733	21,493	30,554	42,398
Gain on sale of equipment	54,193	-	63,466	57,853
Total revenue and gain on sale of equipment	373,953	551,138	756,245	1,128,068

Expenses
Operating, excluding depreciation and amortization	156,023	201,758	334,237	438,094
Equipment management fee, General Partner	15,343	22,952	32,848	47,832
Interest	2,894	13,604	8,533	31,226
Depreciation	287,918	333,075	574,352	678,727
Amortization of equipment acquisition costs and deferred expenses	4,875	18,488	16,549	36,860
Sales and property taxes	13,733	21,493	30,554	42,398
Bad debt expense	-	9,969	-	25,925
Loss on sale of equipment	-	25,280	-	25,280
Total expenses	480,786	646,619	997,073	1,326,342

Other (loss) gain
(Loss) Gain in investment from COF 2	(22,321)	(61,667)	(35,174)	56,408
Total other (loss) gain	(22,321)	(61,667)	(35,174)	56,408

Net Loss	$(129,154)	$(157,148)	$(276,002)	$(141,866)

Net Loss income allocated to Limited Partners	$(129,154)	$(157,148)	$(276,002)	$(141,866)

Net Loss per equivalent Limited Partnership unit	$(0.08)	$(0.10)	$(0.18)	$(0.09)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,533,035	1,538,235	1,533,035	1,538,235

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the six months ended June 30, 2021 and 2020

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021 (audited)	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021 (unaudited)	50	1,533,035	$1,050	$2,078,763	$2,079,813
Net loss	-	-	-	(129,154)	(129,154)
Balance, June 30, 2021 (unaudited)	50	1,533,035	$1,050	$1,949,610	$1,950,660

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020 (audited)	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net income	-	-	-	15,282	15,282
Redemptions	-	(3,871)	-	(28,740)	(28,740)
Balance, March 31, 2020 (unaudited)	50	1,538,235	$1,050	$2,793,886	$2,794,936
Net loss	-	-	-	(157,148)	(157,148)
Balance, June 30, 2020 (unaudited)	50	1,538,235	$1,050	$2,636,738	$2,637,788

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(414,592)	$(251,227)

Cash flows from investing activities
Capital Expenditures	(39,439)	(52,424)
Equipment acquisition fees paid to General Partner	-	(8,609)
Net proceeds from the sale of equipment	63,466	143,168
Distributions from Investment in COF2	-	12,239
Net cash provided by investing activities	24,027	86,215

Cash flows from financing activities
Redemptions	(37,467)	(28,740)
Debt placement fee paid to the General Partner	-	(1,628)
Net cash used in financing activities	(37,467)	(30,368)

Net decrease in cash and cash equivalents	(428,032)	(195,380)

Cash and cash equivalents beginning of period	495,494	540,798

Cash and cash equivalents end of period	$67,462	$345,418

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2020 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and six months June 30, 2021 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2021.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2021 and December 31, 2020 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2021 and December 31, 2020 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity of 90 days or less.

At June 30, 2021, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $73,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2021, the total cash bank balance was as follows:

At June 30, 2021	Balance
Total bank balance	$73,000
FDIC insured	(73,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For the three and six months ended June 30, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the three months ended June 30, 2021 was approximately $9,000. Loss from sale of equipment included in lease revenue for the three months ended June 30, 2020 was approximately $25,000. Gain from sale of equipment included in lease revenue for the six months ended June 30, 2021 and 2020 was $63,000 and $33,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2021 was approximately $10,226,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2021 was approximately $136,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2021 was approximately $23,869,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2021 was approximately $474,000.

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

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Six months ended December 31, 2021	167,000
Year Ended December 31, 2022	128,500
Year Ended December 31, 2023	77,000
Year Ended December 31, 2024	60,000
Year Ended December 31, 2025	3,500
$436,000

Finance Leases:

The following lists the components of the net investment in finance leases:

	June 30, 2021	December 31, 2020
Carrying value of lease receivable	$38,000	$43,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs finance leases	1,000	1,000
Net investment in finance leases	$41,000	$46,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2021:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2021, and December 31, 2020, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at June 30, 2021:

Amount
Six months ended December 31, 2021	$6,000
2022	12,000
2023	12,000
2024	11,000
Total	$41,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2021 and December 31, 2020 was approximately $582,000 and $617,000, respectively (see COF 2 Financial Summary below). During the six months ended June 30, 2021, COF 2 did not declare any distribution to the Partnership.

	June 30,	December 31,
COF 2 Summarized Financial Information	2021	2020
Assets	$1,906,000	$1,993,000
Liabilities	$275,000	$296,000
Partners' capital	$1,631,000	$1,697,000
Revenue	$239,500	$794,000
Expenses	$304,500	$703,000
Net income (loss)	$(65,000)	$91,000

5. Related Party Transactions

Receivables/Payables

As of June 30, 2021, and December 31, 2020, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

For the six months ended June 30,	2021	2020

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2021 and 2020, the Partnership was charged approximately $179,000 and $206,000 in Other LP expense, respectively.

	$312,000	$409,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2021, the General Partner earned acquisition fees from operating and finance leases of approximately $2,000 and $9,000, respectively.	$2,000	$9,000

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

	$-	$2,000

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

	$33,000	$48,000

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

	$2,000	$5,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2021	December 31, 2020
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	-	51,500
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	-	73,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	39,000	154,000
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	106,000	134,500
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	52,000	59,000
	$197,000	$472,000

The notes are secured by specific equipment with a carrying value of approximately $471,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2021 are as follows:

Amount
Six months ended December 31, 2021	76,000
Year ended December 31, 2022	75,000
Year ended December 31, 2022	31,000
Year ended December 31, 2024	15,000
$197,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2021 and 2020 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$276,000	$605,000

Noncash investing and financing activities include the following:

Six months ended June 30,	2021	2020
Debt assumed in connection with purchase of equipment	$-	$163,000

During the six months ended June 30, 2021 and 2020, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $117,000 and $22,000, respectively.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for June was $10.4 billion, up 17 percent year-over-year from new business volume in June 2020. Volume was up 28 percent month-to-month from $8.1 billion in May. Year-to-date, cumulative new business volume was up nearly 9 percent compared to 2020.

Receivables over 30 days were 1.8 percent, down from 1.9 percent the previous month and down from 2.6 percent in the same period in 2020. Charge-offs were 0.22 percent, down from 0.30 percent the previous month and down from 0.71 percent in the year-earlier period.

Credit approvals totaled 76.7 percent, down from 77.4 percent in May. Total headcount for equipment finance companies was down 13.8 percent year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 72.9, an increase from the June index of 71.3.

ELFA President and CEO Ralph Petta said, “If equipment finance new business volume at the end of Q2 is any indication, the second half of the year should be as strong as economists predict. Despite slower-than-desired vaccinations in certain parts of the U.S, consumer spending is accelerating, markets remain strong and unemployment continues to slowly abate, all of which are contributing to a strong economy. This portends well for the equipment finance sector as we move into the second half of 2021. Recent pronouncements from the Fed indicate that they are eyeing recent upticks in inflation warily, but interest rates should remain low—at least in the near- to medium-term.”

Mark Duncan, EVP and COO, Hitachi Capital America, said, “2021 continues to bring economic tailwinds as demand continues to outpace supply. The June MLFI illustrates similar conditions at Hitachi Capital America. Our transportation and commercial finance portfolios continue to perform well, with expectations to exceed FY 20-21. Future disruptions could be attributed to supply chain and labor issues, which may take additional time to resolve.”

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

Through June 30, 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2021, were net proceeds from the sale of equipment of approximately $63,000 and distributions from investments in COF2 of approximately $15,000. This compares to the six months ended June 30, 2020 where our primary sources of cash were net proceeds from the sale of equipment of approximately $143,000 and distributions from investments in COF2 of approximately $4,000.

Our primary uses of cash for the six months ended June 30, 2021 were operating activities of approximately $415,000, capital expenditures of approximately $39,000 and limited partner redemptions of approximately $37,000. This compares to our primary uses of cash for the six months ended June 30, 2020 of operating activities of approximately $251,000, capital expenditures of approximately $52,000 and limited partner redemptions of approximately $29,000.

Cash used in operating activities for the six months ended June 30, 2021 was approximately $415,000, including a net loss of approximately $276,000 and depreciation and amortization expenses of approximately $591,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $276,000. This compares to the six months ended June 30, 2020 with cash used in operating activities of approximately $251,000, including a net loss of approximately $142,000 and depreciation and amortization expenses of approximately $716,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $605,000.

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

Capital expenditures are expected to continue to increase overall during the remainder of 2021 as management focuses on additional equipment acquisitions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2021, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $73,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2021, the total cash bank balance was as follows:

At June 30, 2021	Balance
Total bank balance	$73,000
FDIC insured	(73,000)
Uninsured amount	$-

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

As of June 30, 2021, we had future minimum rentals on operating leases of approximately $167,000 for the balance of the year ending December 31, 2021 and approximately $269,000 thereafter.

As of June 30, 2021, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2021 and approximately $35,000 thereafter.

As of June 30, 2021, our non-recourse debt was approximately $197,000 with interest rates ranging from 4.10% through 6.00% and is payable through November 2024.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Lease Revenue

Our lease revenue decreased to approximately $306,000 for the three months ended June 30, 2021, from approximately $529,000 for the three months ended June 30, 2020. The Partnership had 32 and 33 active operating leases that generated lease revenue for the three months ended June 30, 2021 and 2020, respectively. This decrease is primarily due to the recognition of unclaimed payments received after the lease termination had occurred and expired during the six months ended June 30,2020. Management expects to add new leases to our portfolio throughout the remainder of 2021, funded primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2021, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $54,000. Compared to the three months ended June 30, 2020, the Partnership sold equipment with net book value of approximately $30,000 for a net loss of approximately $25,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $156,000 for the three months ended June 30, 2021, from approximately $202,000 for the three months ended June 30, 2020. Operating expenses decreased primarily due to a decrease in legal fees of approximately $28,000, office relocation expenses of approximately $12,000, printing-marketing expenses of approximately $3,000, conferences expenses of approximately $2,000 and “Other LP” fees of approximately $2,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $18,000 for the three months ended June 30, 2021 from approximately $23,000 for the three months ended June 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $293,000 for the three months ended June 30, 2021, from approximately $333,000 for the three months ended June 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2021.

Net Loss

For the three months ended June 30, 2021, we recognized revenue of approximately $374,000, expenses of approximately $481,000 and other loss of $22,000, resulting in net loss of approximately $129,000. For the three months ended June 30, 2020, we recognized revenue of approximately $551,000, expenses of approximately $646,000 and other loss of $62,000, resulting in net loss of approximately $157,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Lease Revenue

Our lease revenue decreased to approximately $655,000 for the six months ended June 30, 2021 from approximately $1,026,000 for the six months ended June 30,2020. The Partnership had 32 and 55 active operating leases that generated lease revenue for the six months ended June 30, 2021 and 2020, respectively. Contributions to lease revenue during six months ended June 30, 2021, is partially due to the recognition of unclaimed payments received after the lease termination had occurred and expired. Management expects to add new leases to our portfolio throughout the remainder of 2021, funded primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $63,000. On January 31, 2020 the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $227,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and recorded a gain on sale of equipment of approximately $51,000. For the six months ended June 30, 2020, the Partnership sold equipment to other customers besides Cummins with net book value of approximately $52,000 for a net loss of approximately $18,000 (for total net book value of approximately $111,000 and total net gain of approximately $33,000, after adding for Cummins gain).

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $334,000 for the six months ended June 30, 2021, from approximately $438,000 for the six months ended June 30, 2020. This decrease is primarily due to a decrease in “Other LP” fees of approximately $27,000, legal fees of approximately $45,000, office relocation expenses of approximately $12,000, recruiting fees of approximately $10,000 and accounting fees of approximately $9,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $33,000 for the six months ended June 30, 2021 from approximately $48,000 for the six months ended June 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $591,000 for the six months ended June 30, 2021, from approximately $679,000 for the six months ended June 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2021.

Net Loss

For the six months ended June 30, 2021, we recognized revenue of approximately $756,000, expenses of approximately $997,000 and other loss of $35,000, resulting in a net loss of approximately $276,000. For the six months ended June 30, 2020, we recognized revenue of approximately $1,128,000, expenses of approximately $1,326,000 and other gain of $56,000, resulting in a net loss of approximately $142,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

September 21, 2021	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

