Form 10-Q
period 2021-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2021-11-18
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 or

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

(800) 249-3700

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

FORM 10-Q

SEPTEMBER 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$51,002	$495,494
Lease income receivable, net of reserve of approximately $67,000 at both September 30, 2021 and December 31, 2020, respectively	260,429	128,580
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $59,739 and $46,000 at September 30, 2021 and December 31, 2020, respectively	1,189,739	449,627
Other receivables, net of reserve of approximately $305,000 at both September 30, 2021 and December 31, 2020, respectively	3,245	18,436
Receivable from COF2	-	-
Prepaid expenses	4,462	10,282
	1,508,877	1,102,419

Net investment in Finance leases	38,482	46,459

Investment in COF 2	574,292	616,771

Equipment, at cost	13,623,847	14,912,479
Accumulated depreciation	(13,190,135)	(13,596,631)
	433,712	1,315,848

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $6,000 and $147,000 at September 30, 2021 and December 31, 2020, respectively	9,797	33,472
Total Assets	$2,565,160	$3,114,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$159,733	$123,089
Accounts payable, CIGF, Inc.	309,874	176,251
Other accrued expenses	10	12
Unearned lease income	30,927	79,063
Notes payable	139,425	472,425
Total Liabilities	639,969	850,840

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	1,924,141	2,263,079
Total Partners' Capital	1,925,191	2,264,129
Total Liabilities and Partners' Capital	$2,565,160	$3,114,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue
Lease	$343,627	$385,699	$998,156	$1,411,967
Interest and other	5,282	522	12,977	2,071
Sales and property taxes	28,225	15,457	58,779	57,855
Gain on sale of equipment	6,448	7,463	69,914	40,036
Total revenue and gain on sale of equipment	383,582	409,141	1,139,826	1,511,929

Expenses
Operating, excluding depreciation and amortization	128,070	147,545	462,307	585,639
Equipment management fee, General Partner	17,242	19,345	50,090	67,177
Interest	1,917	11,383	10,450	42,609
Depreciation	222,574	306,166	796,926	984,893
Amortization of equipment acquisition costs and deferred expenses	3,717	15,383	20,266	52,243
Sales and property taxes	28,225	15,457	58,779	57,855
Bad debt expense	-	82,905	-	108,830
Total expenses	401,745	598,184	1,398,818	1,899,246

Other (Loss) Gain
(Loss) Gain in investment in COF 2	(7,305)	(520)	(42,479)	55,888
Total other (loss) gain	(7,305)	(520)	(42,479)	55,888

Net loss	$(25,468)	$(189,563)	$(301,471)	$(331,429)

Net loss allocated to Limited Partners	$(25,468)	$(189,563)	$(301,471)	$(331,429)

Net loss per equivalent Limited Partnership unit	$(0.02)	$(0.12)	$(0.20)	$(0.22)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,533,035	1,538,235	1,534,761	1,539,471

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2021 and 2020 (Unaudited)

	General	Limited
	Partners	Partners	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net income	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813
Net loss	-	-	-	(129,154)	(129,154)
Balance, June 30, 2021	50	1,533,035	$1,050	$1,949,609	$1,950,659
Net loss	-	-	-	(25,468)	(25,468)
Balance, September 30, 2021	50	1,533,035	$1,050	$1,924,141	$1,925,191

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net income	-	-	-	15,282	15,282
Redemptions	-	(3,871)	-	(28,740)	(28,740)
Balance, March 31, 2020	50	1,538,235	$1,050	$2,793,886	$2,794,936
Net loss	-	-	-	(157,148)	(157,148)
Balance, June 30, 2020	50	1,538,235	$1,050	$2,636,738	$2,637,788
Net loss	-	-	-	(189,563)	(189,563)
Balance, September 30, 2020	50	1,538,235	$1,050	$2,447,175	$2,448,225

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months
	Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(565,557)	$62,332

Cash flows from investing activities
Capital Expenditures	(39,439)	(52,424)
Equipment acquisition fees paid to General Partner	3,409	(8,609)
Net proceeds from the sale of equipment	194,562	172,135
Distribution from Investment in COF2	-	4,080
Net cash provided by investing activities	$158,532	$115,182

Cash flows from financing activities
Redemptions	(37,467)	(28,740)
Debt placement fee paid to the General Partner	-	(1,628)
Net cash used in financing activities	$(37,467)	$(30,368)

Net (decrease) increase in cash and cash equivalents	(444,492)	147,146

Cash and cash equivalents, beginning of period	495,494	540,798

Cash and cash equivalents, end of period	$51,002	$687,944

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2020 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2021.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2021 and December 31, 2020 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2021 and December 31, 2020 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2021, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $106,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2021, the total cash bank balance was as follows:

At September 30, 2021	Balance
Total bank balance	$106,000
FDIC insured	(106,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For the three and nine months ended September 30, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the three months ended September 30, 2021 was approximately $6,000. Gain from sale of equipment included in lease revenue for the three months ended September 30, 2020 was approximately $7,000. Gain from sale of equipment included in lease revenue for the nine months ended September 30, 2021 and 2020 was $70,000 and $40,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2021 was approximately $10,116,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2021 was approximately $91,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2021 was approximately $23,449,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2021 was approximately $365,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2021	$119,000
Year Ended December 31, 2022	275,000
Year Ended December 31, 2023	43,000
Year Ended December 31, 2024	26,000
Year Ended December 31, 2025	4,000
$467,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2021	December 31, 2020
Carrying value of lease receivable	$35,000	$43,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs finance leases	1,000	1,000
Net investment in finance leases	$38,000	$46,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2021:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2021, and December 31, 2020, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at September 30, 2021:

Amount
Three months ended December 31, 2021	$3,000
2022	12,000
2023	12,000
2024	11,000
Total	$38,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at September 30, 2021 and December 31, 2020 was approximately $574,000 and $617,000, respectively (see COF 2 Financial Summary below). During the nine months ended September 30, 2021, COF 2 did not declare any distribution to the Partnership.

	September 30,	December 31,
COF 2 Summarized Financial Information	2021	2020
Assets	$1,834,000	$1,993,000
Liabilities	$262,000	$296,000
Partners' capital	$1,572,000	$1,697,000
Revenue	$308,000	$794,000
Expenses	$433,000	$703,000
Net income (loss)	$(125,000)	$91,000

5. Related Party Transactions

Receivables/Payables

As of September 30, 2021, and December 31, 2020, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2021	2020

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the nine months ended September 30, 2021 and 2020, the Partnership was charged approximately $265,000 and $315,000 in other LP expense, respectively.

	$440,000	$568,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2021 and 2020, the General Partner earned acquisition fees from operating and finance leases of approximately $2,000 and $9,000, respectively.	$2,000	$9,000

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

	$50,000	$67,000

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

	$6,000	$6,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2021	December 31, 2020
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	-	51,500
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	-	73,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	-	154,000
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	91,000	134,500
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	48,000	59,000
	$139,000	$472,000

The notes are secured by specific equipment with a carrying value of approximately $203,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2021 are as follows:

Amount
Three months ended December 31, 2021	$18,000
Year ended December 31, 2022	75,000
Year ended December 31, 2023	31,000
Year ended December 31, 2024	15,000
$139,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2021 and 2020 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$339,000	$860,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2021	2020
Debt assumed in connection with the purchase of equipment	$-	$163,000

During the nine months ended September 30, 2021 and 2020, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $161,000 and $86,000, respectively.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for September was $9.2 billion, up 6 percent year-over-year from new business volume in September 2020. Volume was up 8 percent month-to-month from $9.9 billion in August. Year-to-date, cumulative new business volume was up 10 percent compared to 2020.

Receivables over 30 days were 1.6 percent, down from 1.8 percent the previous month and down from 2.0 percent in the same period in 2020. Charge-offs were 0.35 percent, up from 0.23 percent the previous month and down from 0.82 percent in the year-earlier period.

Credit approvals totaled 76.3 percent, unchanged from August. Total headcount for equipment finance companies was down 14.0 percent year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 61.1, an increase from the September index of 60.5.

ELFA President and CEO Ralph Petta said, “Originations in the equipment finance industry continue to tick up, with September new business volume showing good growth compared to the same period last year. Supply chain disruptions and inflation concerns continue, with the Fed poised to gradually ease its asset purchases in the near term. For now, liquidity is abundant and businesses are acquiring the productive equipment necessary to respond to customer demand in a variety of market sectors. Portfolio quality is mixed, however, with lower delinquencies offset by slightly higher charge offs for the 25 responding MLFI participants.”

Robert L. Boyer, President, First Commonwealth Equipment Finance, said, “The September MLFI data display encouraging signs of improvement for the industry with new business volume increasing and delinquency decreasing from August. Losses are trending higher but remain in a range below what we saw in comparable, pre-pandemic periods. Looking forward, it seems this is a story of tailwinds and headwinds. A slight increase in the Foundation's October Monthly Confidence Index, reduced levels of COVID-19 cases from the late summer peak and increasing demand are indications that things will continue to improve. On the other hand, supply chain disruption, significant increases in equipment prices and low worker supply continue to hamper expansion in major industry sectors our industry serves. This should really make for an interesting fourth quarter.”

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

Through September 30, 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2021, were net proceeds from the sale of equipment of approximately $195,000. This compares to the nine months ended September 30, 2020 where our primary sources of cash for the nine months ended September 30, 2020, were cash provided by operating activities of approximately $62,000, net proceeds from the sale of equipment of approximately $172,000 and distributions from investment in COF2 of approximately $4,000.

Our primary uses of cash for the nine months ended September 30, 2021 were cash used in operating activities of approximately $566,000, capital expenditures in investing activities of approximately $39,000 and redemptions of approximately $37,000. For the nine months ended September 30, 2020, our primary uses of cash were capital expenditures in investing activities of approximately $52,000, redemptions of approximately $29,000, equipment acquisition fees paid to General Partner of approximately $9,000 and debt placement fees of approximately $2,000.

Cash was used in operating activities for the nine months ended September 30, 2021 of approximately $566,000, including a net loss of approximately $301,000 and depreciation and amortization expenses of approximately $817,000. Other noncash activities included in the determination of net gain include direct payments to banks by lessees of approximately $339,000. This compares to the nine months ended September 30, 2020 with cash provided by operating activities of approximately $62,000, including a net loss of approximately $331,000, bad debt expense of approximately $109,000 and depreciation and amortization expenses of approximately $1,037,000. Other noncash activities included in the determination of net gain include direct payments to banks by lessees of approximately $860,000.

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

At September 30, 2021, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $106,000. Bank accounts are federally insured up to $250,000. At September 30, 2021, the total cash bank balance was as follows:

At September 30, 2021	Balance
Total bank balance	$106,000
FDIC insured	(106,000)
Uninsured amount	$-

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

As of September 30, 2021, we had future minimum rentals on non-cancelable operating leases of approximately $119,000 for the balance of the year ending December 31, 2021 and approximately $348,000 thereafter.

As of September 30, 2021, we had future minimum rentals on non-cancelable finance leases of approximately $3,000 for the balance of the year ending December 31, 2021 and approximately $35,000 thereafter.

As of September 30, 2021, our non-recourse debt was approximately $139,000 with interest rates ranging from 4.10% through 5.00% and is payable through November 2024.

RESULTS OF OPERATIONS

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Lease Revenue

Our lease revenue decreased to approximately $344,000 for the three months ended September 30, 2021, compared to approximately $386,000 for the three months ended September 30, 2020. The Partnership had 14 and 32 active operating leases that generated lease revenue for the three months ended September 30, 2021 and 2020, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2021, funded primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2021, the Partnership sold equipment with net book value of approximately $125,000 for a net gain of approximately $6,000. Compared to the three months ended September 30, 2020, the Partnership sold equipment with net book value of approximately $22,000 for a net gain of approximately $7,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $128,000 for the three months ended September 30, 2021, from approximately $148,000 for the three months ended September 30, 2020. This decrease is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $23,000, a decrease in accounting fees of approximately $9,000 and a decrease in outside office services expenses of approximately $3,000, partially offset by an increase in temporary services expenses of approximately $16,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $17,000 for the three months ended September 30, 2021, from approximately $19,000 for the three months ended September 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $226,000 for the three months ended September 30, 2021, from approximately $322,000 for the three months ended September 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2021.

Net Loss

For the three months ended September 30, 2021, we recognized revenue of approximately $384,000, expenses of approximately $402,000 and other loss of $7,000, resulting in net loss of approximately $25,000. For the three months ended September 30, 2020, we recognized revenue of approximately $409,000, expenses of approximately $598,000 and other loss of $500, resulting in net loss of approximately $189,500. This change in net loss is due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Lease Revenue

Our lease revenue decreased to approximately $998,000 for the nine months ended September 30, 2021, from approximately $1,412,000 for the nine months ended September 30, 2020. The Partnership had 33 and 56 active operating leases that generated lease revenue for the nine months ended September 30, 2021 and 2020, respectively. Contributions to lease revenue during nine months ended September 30, 2021, is partially due to the following contract buyouts and terminations of ADP, Cummins and Equipment Share. Management expects to add new leases to our portfolio throughout the remainder of 2021, funded primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $125,000 for a net gain of approximately $70,000. On January 31, 2020 the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $114,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and recorded a gain on sale of equipment of approximately $51,000. For the nine months ended September 30, 2020, the Partnership sold equipment to other customers besides Cummins with net book value of approximately $63,000 for a net loss of approximately $6,000 (for total net book value of approximately $122,000 and total net gain of approximately $44,000, after adding for Cummins gain).

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $462,000 for the nine months ended September 30, 2021, from approximately $586,000 for the nine months ended September 30, 2020. This decrease is primarily due to a reduction in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $50,000, a decrease legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $44,000, a decrease in accounting fees of approximately $19,000, a decrease in expenses related to the corporate office relocation of approximately $13,000, a decrease in recruiting fees of approximately $10,000, a decrease in IT expenses of approximately $5,000 and a decrease in outside office services expenses of approximately $4,000, partially offset by an increase in temporary services expenses of approximately $20,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $50,000 for the nine months ended September 30, 2021 from approximately $67,000 for the nine months ended September 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $817,000 for the nine months ended September 30, 2021, from approximately $1,037,000 for the nine months ended September 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2021.

Net Loss

For the nine months ended September 30, 2021, we recognized revenue of approximately $1,140,000, expenses of approximately $1,399,000 and other loss of $42,000, resulting in net loss of approximately $301,000. For the nine months ended September 30, 2020, we recognized revenue of approximately $1,512,000, expenses of approximately $1,899,000 and other gain of $56,000, resulting in net loss of approximately $331,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 18, 2021	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

