Form 10-K
period 2021-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2022-04-15
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DECEMBER 31, 2021

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

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income & Growth Fund VII, LP (the “Partnership”) is a Pennsylvania limited partnership that was formed on November 14, 2008. Its General Partner is Commonwealth Income & Growth Fund, Inc., (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. (“CCC”), and is responsible for managing the affairs of the Partnership on a day-to-day basis pursuant to the partnership agreement. The General Partner is also responsible for identifying and making investments on behalf of the Partnership. The offering of limited partnership interests, registered pursuant to a registration statement on Form S-1, was declared effective by the Securities and Exchange Commission on November 13, 2009 (the “Effective Date”). As of the Effective Date, the Partnership received an initial capital contribution of $1,000 from its General Partner. The offering was described in detail in the prospectus constituting a part of such registration statement. The offering was a best-efforts, minimum/maximum offering, with a minimum requirement of $1,150,000 and a maximum offering of $50,000,000. All proceeds were held in escrow pending the receipt of the minimum amount. The Partnership reached the minimum amount in escrow and commenced operations on March 31, 2010. The Partnership utilized the offering proceeds to purchase and lease information technology, telecommunications, medical technology and other similar types of equipment. The offering terminated on November 22, 2011 with 1,572,900 units sold for a total of approximately $31,432,000 in limited partner contributions. Partnership’s term of existence will expire on December 31, 2026, though the Partnership may be terminated and dissolved at an earlier or later date.

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

As of December 31, 2021, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2021, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2021, the Partnership has acquired a diversified equipment portfolio, which it has leased to different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2021 are as follows:

Equipment Category	Approximate %
Desktops – Tier 1/Laptops	23%
Digital Storage	11%
Forklifts	1%
High End Servers	39%
High Volume & Spec Printers	2%
Inventory Control	3%
Multifunction Centers	7%
Servers/Other	14%
Total	100%

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

•	Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers substantially all of the present value of the equipment during the lease term.

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

The Partnership’s policy is to generally enter into “triple net leases” which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2021, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2021, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2021, the Partnership’s aggregate nonrecourse outstanding debt of approximately $121,000 was approximately 0.9% of the aggregate cost of the equipment owned. The notes are secured by specific equipment with a carrying value of approximately $207,000 at December 31, 2021 and are nonrecourse liabilities of the Partnership.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2021 the Partnership had not entered into any such agreements.

The General Partner and any of its affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its affiliates makes such a short-term loan to the Partnership, the General Partner or affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate” from time to time announced by PNC Bank, Philadelphia, Pennsylvania. All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2021, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin the liquidation phase approximately 10 years after commencement of operations. Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2026, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions.

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

For the period of January 1, 2021 through April 15, 2022, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Prestige Care Inc	Canon Multifunction Centers	48	$39,439.37
Taylor Farms California	Forklift	48	$76,631.43
Intellifreight	Industrial Precision	48	$25,604.63
Alliant Techsystems	Konica Multifunction Centers	12	$12,481.20
Hofstra University	Apple Desktops/Laptops	12	$5,628.90
Prestige Care Inc	Canon Multifunction Centers	12	$35,968.80
Vista Outdoor	Inventory Control Systems	12	$23,243.22

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

EMPLOYEES

The Partnership had no employees during 2021 and received administrative and other services from a related party, CCC, which had 28 employees as of December 31, 2021.

PRINCIPAL PLACE OF BUSINESS

On March 1, 2020, the General Partner (“GP”) relocated the Partnership’s principal place of business to 4532 US Highway 19, Suite 200, New Port Richey, Florida, 34652. The GP’s telephone and fax numbers remains the same, (877) 654-1500, Fax: (727)450-5360.

ITEM 1A: RISK FACTORS

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, and on March 12, 2020, the World Health Organization (“WHO”) declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. In addition, the COVID-19 virus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact the Company’s business, financial condition, and results of operations. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

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

The decision of the Hearing Panel was stayed when it was appealed to FINRA’s National Adjudicatory Council (the “NAC”) pursuant to FINRA Rule 9311. The NAC issued a decision that upheld the lower panel’s ruling and the bar took effect on August 23, 2016. Ms. Springsteen-Abbott appealed the NAC’s decision to the U.S. Securities and Exchange Commission (the “SEC”). On March 31, 2017, the SEC criticized that decision as so flawed that the SEC could not even review it, and remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome.

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry. Respondents promptly appealed FINRA’s revised ruling to the SEC. All the requested or allowed briefs have been filed with the SEC. Despite offering no additional evidence or legal reasoning from when SEC originally remanded this matter (for FINRA’s opinion being an unreviewably flawed opinion), the SEC upheld FINRA’s new order on February 7, 2020 as to the bar; however, FINRA’s fine was voided. Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission. On February 26, 2021, the United States Court of Appeals for the District of Columbia Circuit, made their ruling. They dismissed in part and denied in part Ms. Springsteen-Abbott’s petition. This was regardless of CCC’s good faith reimbursements made many years ago of the questioned expense items of $208,000 (due to improper documentation), initially claimed misallocations by FINRA, even prior to FINRA’s reducing its final claim to $36,226.

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

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2021, there were 1,003 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2021, the General Partner had granted redemption requests to redeem approximately 43,000 units. During the year ended December 31, 2021, limited partners redeemed 7,750 units of the partnership for a total redemption price of approximately $56,683 in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2020, limited partners redeemed 4,571 units of the partnership for a total redemption price of approximately $34,627 in accordance with the terms of the limited partnership agreement.

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

Distributions in the following approximate amounts declared to the Limited Partners for the years ended December 31, 2021 and 2020 were as follows:

Quarter Ended	2021	2020
March 31	$-	$-
June 30	-	-
September 30	-	-
December 31	-	-
	$-	$-

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for December was $11.8 billion, down 3 percent year-over-year from new business volume in December 2020. Volume was up 49 percent month-to-month from $7.9 billion in November in a typical end-of-year spike. Cumulative new business volume for 2021 was up almost 9 percent compared to 2020.

Receivables over 30 days were 2.0 percent, down from 2.2 percent the previous month and down from 2.2 percent in the same period in 2020. Charge-offs were 0.25 percent, up from 0.20 percent the previous month and down from 0.59 percent in the year-earlier period.

Credit approvals totaled 78.6 percent, up from 77.2 percent in November. Total headcount for equipment finance companies was down 7.9 percent year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in January is 63.9, unchanged from the December index.

ELFA President and CEO Ralph Petta said, “The association’s Q4 MLFI-25 equipment finance industry metrics show responding organizations reporting robust growth in new business activity as well as healthy portfolios, indicative of another solid year. Cumulative 2021 originations grew about 9 percent when compared to 2020, the first year impacted by the COVID-19 pandemic. Businesses in many industry sectors grew and expanded during the past 12 months, reflecting a favorable low interest rate environment, healthy corporate earnings and strong balance sheets. The outlook for the industry, and indeed overall economy, is somewhat cloudy, with unabated inflation, the Fed poised to increase interest rates, equities markets in a recent tailspin, and the Omicron variant remaining a concerning health factor in the U.S.”

Kalyan Makam, Executive Vice President, Amur Equipment Finance, said, “Supply constraints, strong economic growth, and the early innings of the American Jobs Plan augur well for the equipment finance sector in 2022. That said, rising Omicron cases have prolonged the price inflation and supply chain troubles across the country. As well, the jump in medium term rates over the last few weeks may challenge margins for lenders.”

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

For the year ended December 31, 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the year ended December 31, 2021, was net proceeds from the sale of equipment of approximately $322,000. Our primary sources of cash for the year ended December 31, 2020, were cash provided by operating activities of approximately $6,000, net proceeds from the sale of equipment of approximately $228,000, and distributions from investment in COF 2 of approximately $4,000.

Our primary uses of cash for the year ended December 31, 2021 were for cash used in operating activities of approximately $606,000, capital expenditures of approximately $150,000, limited partner redemptions of approximately $57,000 and equipment acquisition fees paid to the General Partner of approximately $600. Our primary uses of cash for the year ended December 31, 2020 were for capital expenditures of approximately $228,000, limited partner redemptions of approximately $35,000, equipment acquisition fees paid to the General Partner of approximately $18,000 and debt placement fees paid the the General Partner of approximately $2,000.

For the year ended December 31, 2021 cash was used in operating activities of approximately $606,000, which included a net loss of approximately $394,000 and depreciation and amortization expense of approximately $904,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $351,000. For the year ended December 31, 2020 cash was provided by operating activities of approximately $6,000, which included a net loss of approximately $510,000, depreciation and amortization expense of approximately $1,346,000 and bad debt expense of approximately $115,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,085,000.

At December 31, 2021, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $18,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2021 and 2020, the total cash bank balance was approximately as follows:

Balance at December 31	2021	2020
Total bank balance	$18,000	$501,000
FDIC insured	(18,000)	(250,000)
Uninsured amount	$-	$251,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2022 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

As of December 31, 2021, we had future minimum rentals on operating leases of approximately $150,000 for 2022 and approximately $73,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2021.

As of December 31, 2021, we had future minimum rentals on non-cancellable finance leases of approximately $12,000 for 2022 and $23,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2021.

The balance of our non-recourse debt at December 31, 2021 was approximately $121,000 with interest rates ranging from 4.10% to 5.00% which will be payable through November, 2024. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2022, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2021 was approximately $6,229,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2021 was approximately $76,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2021 was approximately $14,952,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2021 was approximately $305,000.

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

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at December 31, 2021 and 2020 was approximately $547,000 and $617,000, respectively. For the year ended December 31, 2021, COF 2 declared distributions to the Partnership of approximately $0 of which approximately $0 was paid in 2021 and approximately $0 is recorded as a receivable from COF 2 at December 31, 2021.

RESULTS FROM OPERATIONS

For the year ended December 31, 2021, we recognized revenue of approximately $1,514,000, expenses of approximately $1,838,000 and other loss of approximately $70,000, resulted in a net loss of approximately $394,000. For the year ended December 31, 2020, we recognized revenue of approximately $1,939,000, expenses of approximately $2,480,054 and other gain of approximately $31,000, resulted in a net loss of approximately $510,000. The reduction in net loss is primarily due to more leases were expiring than new leases acquiring as well as an overall reduction in expenses including but not limited to, depreciation and amortization expense, equipment management fees and legal fees, partially offset by a decline in overall revenue.

The Partnership had 36 active operating leases that generated lease revenue of approximately $1,233,000 for the year ended December 31, 2021 and had 58 active operating leases that generated lease revenue of approximately $1,798,000 for the year ended December 31, 2020. Management expects to add new leases to Partnership’s portfolio throughout 2022, primarily through debt refinancing. The Partnership is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 39% high end servers, 23% desk and lap tops, 14% servers\other, 11% digital storage, 7% multifunction centers, 3% inventory control systems\printers and 2% high volume & spec printers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2021, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are as follows: 43%, 27% and 11%. For the year ended December 31, 2020, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are as follows: 38%, 24%, 16% and 13%.

For the years ended December 31, 2021 and 2020, operating expenses, excluding depreciation and amortization, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 6 of the financial statements. Operating expenses were approximately $586,000 and $802,000 in 2021 and 2020, respectively. This decline is primarily due to decreases in “Other LP” expenses charged by CCC for the administration of the Partnership by approximately $127,000, legal fees of approximately $83,000, office relocation expenses of approximately $13,000, dues/subscriptions expenses of approximately $5,000, outside office services expenses of approximately $4,000 and other insurance expenses of approximately $4,000, partially offset by increases in temporary services expenses of approximately $21,000.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the years ended December 31, 2021 and 2020, equipment management fees were approximately $62,000 and $86,000, respectively, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees and initial direct costs. For the years ended December 31, 2021 and 2020, these expenses were approximately $899,000 and $1,346,000, respectively. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the year ended December 31, 2021.

For the years ended December 31, 2021 and 2020, the Partnership recorded a gain on the sale of equipment of approximately $197,000 and $59,000, respectively.

For the years ended December 31, 2021 and 2020, the Partnership reported bad debt expense of approximately $215,000 and $115,000, respectively.

Net loss was approximately $394,000 for the year ended December 31, 2021. This net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $510,000 for the year ended December 31, 2020. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2021 and 2020, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2021, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to the final rule of the Securities and Exchange Commission that permits the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed Alternative fund held by their customers. These methods must be reasonably designed to provide a reliable value. The two methods acceptable are as follows:

•	Net Investment Methodology – This method must be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. The value should equal the offering price less selling commission and organization and offering expenses. This method may be used for up to 150 days following the second anniversary of the “escrow break” of each fund.

•	Appraised Value Methodology – This method must be disclosed in an issuer’s most recent periodic or current report based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third- party valuation expert or service, in conformity with standard industry valuation practice as it relates to their specific assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow, this methodology must be used.

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

Valuation Components & Calculations

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.

B.	Investments in leases (net of fees and expenses): The estimated values for Investments in leases are based on a calculation for the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions of lease renewals and sale value (Equipment Valuation) of the residual assumptions.

Residual value assumptions used in the cash flow projections are as follows:

•	For Leased Extensions and Month-to-Month Leases: Considers historical renewal periods for Commonwealth’s leases over the last five years as of December 31, 2021.

•	For Off-Lease (Inventory): A realized residual of 25% of the installed equipment valuation as of the appraisal date.

•	Special Situation Leases: The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above due to the specific situations of those leases.

C.	Syndication costs: Syndication costs for the Funds have been added to the value and are assumed to be amortized over the expected 10 to 12-year life of the Fund.

D.	Net Book Value: The Net Book Value is the unamortized portion left during expected life of the asset with an inflation rate of 1.5% added to the value times 324% for the expected Commonwealth Capital return on investment. Inventory assets do not include the 324% factor.

E.	Cash on Hand: Cash available for reinvestment as of the appraisal date.

Procedure for December 31, 2021 Fund Valuation

The Fund valuation for December 31, 2021 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund VII, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2021 as determined and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $1.74.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VI and is the manager of several private entities. The principal business office of the General Partner is 4532 US Highway 19, Suite 200, New Port Richey, Florida 34652, and its telephone number is (800) 249-3700. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiaries are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, and CIGF, Inc.

Henry J. Abbott	Director of CCC and CIGF, Inc.; President of CCC and CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC and CIGF, Inc.

James Pruett	Compliance Officer of CCC and CIGF, Inc.; Senior Vice President of CCC and CIGF, Inc.; Director of CCC and CIGF, Inc.

Brian Doster	Vice President and General Counsel of CCC and CIGF, Inc.

Clint Mobley	Vice President and Controller of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, age 63, joined Commonwealth in April 1997 and is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 40 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 72, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., and Director of CCC and its affiliates. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee. Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 74, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 82, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 56, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008 and as a Director of Commonwealth Capital Corp. in 2021. Mr. Pruett is responsible for management of regulatory policies and procedures and internal audit. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association.

Brian Doster, age 62, joined Commonwealth Capital Corp. in February 2017. Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters. Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014). Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising. Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999). Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc. Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University. Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

Clint Mobley, age 56, joined Commonwealth Capital Corp. in October 2021 a Vice President and Controller. Mr. Mobley is responsible for maintaining operational controls and procedures related to financial reporting, ensuring the accuracy of all data processed through the general ledger and protecting the company’s assets. As the Controller Mr. Mobley is also responsible for analyzing, interpreting and controlling the organization’s accounting and financial records and looking for ways to reduce overall costs without compromising company operations. Mr. Mobley has over thirty plus years of experience in managing back-office financial operations and performance initiatives. A former two-sport college athlete who believes in teamwork and hard work. Now a disciplined, financial leader with extensive experience in managing accounting and financial operations of a business. Proven track record as a strategic analyst maximizing the effectiveness of existing processes/operations, developing strategies for process improvements and implementing effective, integrated systems, resulting in increased profitability and efficiency. Accomplished as a cross-functional, results-oriented, and proactive team leader on accounting teams for companies ranging from small start-ups to large industry leaders. Excellent problem solving and communication skills. Diverse accounting background working in eight different industries, Retail, Biotech & Pharmaceutical, Consumer Products, Real Estate Software, Computer Hardware & Software, Banking, Market Research and Manufacturing industries. Companies such as Therapeutic Proteins International, LLC. Nestle USA, with sales in excess of $10 billion, Rosebud Restaurants Inc. Fair Isaac Corporation, with sales in excess of $807M.ABN AMRO Corporation, Total assets of EUR 560.4 Billion. Visual Insights, a spin off / start up from Lucent Tech, GEAC/Interealty, annual revenues of $442M, Circle K Company, revenues in excess of $3.6 billion. Information Resources Inc. annual revenue in excess of $376M. Over the years Mr. Mobley has managed teams as small as 3 and as large as 30 full time employees’ direct reports ranging from Clerical members to Accounting Managers. Education, North Central College, Naperville, Illinois, Bachelor in Accounting 1988. Certified Scrum Master, Business Analyst, Six Sigma Green Belt, ITIL 4 and Microsoft Excel Level 3.

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

In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership’s limited business activities.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2021	AMOUNT INCURRED DURING 2020

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates

Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner, not including costs of the control persons, as defined in Item 10, in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2021 and 2020, the Partnership was charged approximately $327,000 and $423,000 in other LP expense, respectively.

		$563,000	$752,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2021, the prepaid acquisition fees balance was $0. For the year ended December 31, 2021 and 2020, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $6,000 and $18,000, respectively.	$6,000	$18,000
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

		$-	$2,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$62,000	$86,000
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

		$10,000	$8,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2021 and 2020 for professional services rendered by the Partnership’s independent registered public accounting firm for audit of the Partnership’s annual financial statements and the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $144,000 and $71,000, respectively.

The aggregate fees billed and expected to be billed for the fiscal year ended December 31, 2021 of approximately $144,000 are broken down as follows:

•	The Partnership’s previous independent registered public accounting firm, BDO USA LLP (“BDO”), represents approximately $6,000 of the total fees billed and expected to be billed for professional services rendered for the year ended December 31, 2021 and $26,000 for the year ended December 31, 2020.

•	The Partnership’s newly appointed independent registered public accounting firm, Morison Cogen LLP, represents approximately $138,000 of the total fees billed and expected to be billed for professional services rendered for the year ended December 31, 2021 and $45,000 for the year ended December 31, 2020.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2021 and 2020 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2021 and 2020 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

Fees billed for the years ended December 31, 2021 and 2020 for products and services provided by our previous auditor, BDO, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were approximately $0 and $7,000 for the years ended December 31, 2021 and 2020, respectively.

Fees billed for the years ended December 31, 2021 and 2020 for products and services provided by the Partnership’s newly appointed auditor, Morison Cogen LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for both the years ended December 31, 2021 and 2020.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded. There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2021 and 2020 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 15, 2022 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP

By:	COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

By:	/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2022:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund VII, LP

Financial Statements

For the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Commonwealth Income & Growth Fund VII, LP

New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund VII, LP (the Partnership) as of December 31, 2021 and 2020, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

•	Reviewed the internal controls over the Partnership’s impairment assessment process for equipment
•	Reviewed the valuation method for appropriateness
•	Reviewed the specialized skills and knowledge of the valuation professional
•	Tested the estimated fair value to an independent service

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

•	Evaluated that the reimbursement is in compliance with the Partnership Agreement
•	Evaluated the reasonableness and consistency of key factors used by CCC to allocate the ongoing operational expenses
•	Tested the dollar amounts in the key factors to the accounting records of the partnerships included in the allocation
•	Tested the calculation of the allocation percentage applied to the Partnership
•	Confirmed that the operational expenses do not include costs of control persons

/s/ Morison Cogen LLP

We have served as the Partnership’s auditors since 2021.

Blue Bell, Pennsylvania

April 15, 2022

Commonwealth Income &

Growth Fund VII, LP

Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$4,424	$495,494
Lease income receivable, net of reserve of approximately $283,000 and $67,000 at December 31, 2021 and December 31, 2020, respectively	188,540	128,580
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $100,329 and $46,308 at December 31, 2021 and December 31, 2020, respectively	1,167,860	449,627
Other receivables, net of reserve of approximately $305,000 and $305,000 at both December 31, 2021 and December 31, 2020, respectively	3,245	18,436
Prepaid expenses	4,337	10,282
	1,368,406	1,102,419

Net investment in Finance leases	35,775	46,459

Investment in COF 2	546,939	616,771

Equipment, at cost	12,891,552	14,912,479
Accumulated depreciation	(12,431,814)	(13,596,631)
	459,738	1,315,848
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $12,000 and $147,000 at December 31, 2021 and December 31, 2020, respectively	7,427	33,472
Total Assets	$2,418,285	$3,114,969

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Accounts payable	$259,651	$123,089
Accounts payable, CIGF, Inc.	195,241	176,251
Other accrued expenses	-	12
Unearned lease income	28,891	79,063
Notes payable	121,090	472,425
Total Liabilities	604,873	850,840

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL

General Partner	1,050	1,050
Limited Partners	1,812,362	2,263,079
Total Partners’ Capital	1,813,412	2,264,129
Total Liabilities and Partners’ Capital	$2,418,285	$3,114,969

The accompanying notes are an integral part of these financial statements

Commonwealth Income &

Growth Fund VII, LP

Statements of Operations

	Years ended December 31,
	2021	2020
Revenue
Lease	$1,233,407	$1,797,545
Interest and other	18,236	2,497
Sales and property taxes	65,274	80,190
Gain on sale of equipment	197,149	59,008
Total revenue and gain on sale of equipment	1,514,066	1,939,240

Expenses
Operating, excluding depreciation and amortization	585,878	802,028
Equipment management fee, General Partner	61,671	86,516
Interest	11,932	50,853
Depreciation	876,833	1,280,723
Amortization of equipment acquisition costs and deferred expenses	21,680	65,080
Sales and property taxes	65,274	80,190
Bad debt expense	215,000	114,664
Total expenses	1,838,268	2,480,054

Other Loss
Gain (loss) on investment in COF 2	(69,832)	31,176
Total other gain (loss)	(69,832)	31,176

Net loss	$(394,034)	$(509,638)

Net loss allocated to Limited Partners	$(394,034)	$(509,638)

Net loss per equivalent Limited Partnership unit	$(0.26)	$(0.33)

Weighted average number of equivalent Limited Partnership units outstanding during the year	1,533,852	1,539,024

The accompanying notes are an integral part of these financial statements

 Commonwealth Income &

Growth Fund VII, LP

Statements of Partners’ Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net loss	-	-	-	(509,638)	(509,638)
Redemptions	-	(4,571)	-	(34,627)	(34,627)
Balance, December 31, 2020	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(394,034)	(394,034)
Redemptions	-	(7,750)	-	(56,683)	(56,683)
Balance, December 31, 2021	50	1,529,785	$1,050	$1,812,362	$1,813,412

The accompanying notes are an integral part of these financial statements

Commonwealth Income &

Growth Fund VII, LP

Statements of Cash Flows

	Years ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(394,034)	$(509,638)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	903,500	1,345,803
Amortization of initial direct costs - finance leases	5,058	752
Gain on sale of equipment	(197,149)	(59,008)
Bad debt expense	215,000	114,664
Loss on equity in COF 2 investment	69,833	(31,176)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to the bank by lessee	(351,335)	(1,084,276)
Earned interest on finance leases	-	(7,265)
Changes in assets and liabilities
Payment from finance leases	10,094	16,811
Lease income receivable	(274,960)	51,671
Accounts receivable, Commonwealth Capital Corp., net	(718,233)	238,621
Other receivables	15,193	46,172
Prepaid expenses	5,944	2,336
Accounts payable	136,561	(43,339)
Accounts payable, CIGF, Inc., net	18,990	(91,213)
Other accrued expenses	(11)	(222)
Unearned lease income	(50,172)	15,111
Net cash (used in) provided by operating activities	(605,721)	5,804
Cash flows from investing activities
Capital expenditures	(149,840)	(228,324)
Equipment acquisition fees paid to the General Partner	(622)	(18,036)
Net proceeds from the sale of equipment	321,796	228,025
Income from Investment in COF2	-	4,080
Net cash provided by (used in) investing activities	171,335	(14,255)
Cash flows from financing activities
Redemptions	(56,683)	(34,627)
Debt placement fee paid to the General Partner	-	(2,226)
Net cash used in financing activities	(56,683)	(36,853)

Net decrease in cash and cash equivalents	(491,071)	(45,304)
Cash and cash equivalents beginning of year	495,494	540,798
Cash and cash equivalents end of year	$4,423	$495,494

The accompanying notes are an integral part of these financial statements

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

For the year ended December 31, 2021 and 2020, limited partners redeemed 7,750 and 4,571 units, respectively, of partnership interest for a total redemption price of approximately $56,683 and $34,627, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”).

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

The Partnership’s general partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement (the “Agreement”), the Partnership will continue until December 31, 2026.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2021 and 2020, cash distributions to limited partners for each quarter were made at a rate of approximately 0% and 0% of their original contributed capital, respectively. Distributions during each of the years ended December 31, 2021 and 2020 were made to limited partners in the amount of approximately $0 and $0 per unit, respectively, based on each investor’s number of limited partnership units outstanding during that year.

Distributions in the following approximate amounts declared to the Limited Partners for the years ended December 31, 2021 and 2020 were as follows:

Quarter Ended	2021	2020
March 31	$-	$-
June 30	-	-
September 30	-	-
December 31	-	-
	$-	$-

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

Disclosure of Fair Value of Financial Instruments

Fair Value Measurements

The Partnership applies the provisions included in the Fair Value Measurements and Disclosures Topic to all financial and non-financial assets and liabilities. This Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The Topic requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020. There were no assets measured on a non-recurring basis at December 31, 2021 and 2020.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2021 and 2020 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2021 and 2020 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

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

For the years ended December 31, 2021 and 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For the twelve months ended December 31, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

At December 31, 2021, cash was held in one bank maintained at one financial institution with an aggregate balance of approximately $18,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2021 and 2020, the total cash bank balance was approximately as follows:

Balance at December 31	2021	2020
Total bank balance	$18,000	$501,000
FDIC insured	(18,000)	(250,000)
Uninsured amount	$-	$251,000

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2022 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2021 was approximately $6,229,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2021 was approximately $76,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2021 was approximately $14,952,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2021 was approximately $305,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise for 2022, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on operating leases:

Years Ended December 31,	Amount
2022	$149,500
2023	43,000
2024	26,000
2025	3,500
$222,000

Finance Leases:

The following lists the approximate components of the net investment in finance leases:

At December 31,	2021	2020
Carrying value of lease receivable	$33,000	$43,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs- finance leases	-	1,000
Net investment in finance leases	$35,000	$46,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2021:

	Percent of Total
Risk Level	2021	2020
Low	-%	-%
Moderate-Low	-%	-%
Moderate	-%	-%
Moderate-High	100%	100%
High	-%	-%
Net Finance lease receivable	100%	100%

As of the year ended December 31, 2021 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of approximate future minimum rentals on non-cancelable finance leases:

Years Ended December 31,	Amount
2022	$12,000
2023	$12,000
2024	$11,000
$35,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2021	2020
Alliant Techsystems, Inc.	43%	38%
Hofstra University	27%	24%
Equipmentshare.com	11%	**
Cummins, Inc.	**	16%
Automatic Data Processing	**	13%

 ** Represents less than 10% of lease income receivable

Lessees equal to or exceeding 10% of lease income receivable:

At December 31,	2021	2020
Alliant Techsystems, Inc.	72%	36%
Raytheon	12%	29%
Automatic Data Processing	**	29%

 ** Represents less than 10% of lease income receivable

5. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at December 31, 2021 and 2020 was approximately $547,000 and $617,000, respectively (see COF 2 Financial Summary below). For the year ended December 31, 2021, COF 2 declared distributions to the Partnership of approximately $0 of which approximately $0 was paid in 2021 and approximately $0 is recorded as a receivable from COF 2 at December 31, 2021.

COF 2 Summarized Financial Information

At December 31,	2021	2020
Assets	$1,847,000	$1,993,000
Liabilities	$356,000	$296,000
Partners’ capital	$1,492,000	$1,697,000
Revenue	$401,000	$794,000
Expenses	$606,000	$703,000
Net income (loss)	$(205,000)	$91,000

6. Related Party Transactions

Receivables/Payables

As of December 31, 2021 and 2020, the Partnership’s related party receivables and payables are short term, unsecured, non-interest bearing.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2021	AMOUNT INCURRED DURING 2020

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates

Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner, not including costs of the control persons, as defined in Item 10, in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2021 and 2020, the Partnership was charged approximately $327,000 and $423,000 in other LP expense, respectively.

		$563,000	$752,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2021, the prepaid acquisition fees balance was $0. For the year ended December 31, 2021 and 2020, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $6,000 and $18,000, respectively.	$6,000	$18,000
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

		$-	$2,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$62,000	$86,000
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

		$10,000	$8,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

7. Notes Payable

Notes payable consisted of the following approximate amounts:

	December 31,
	2021	2020
Installment note payable to bank; interest at 5.31% due in monthly installments of $52,336, including interest, with final payment in January 2021	-	51,500
Installment note payable to bank; interest at 6.00% due in quarterly installments of $74,533, including interest, with final payment in January 2021	-	73,000
Installment notes payable to bank; interest at 5.33% due in monthly installments ranging from $4,312 to $15,329, including interest, with final payment in August 2021	-	154,000
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	76,000	134,500
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	45,000	59,000
	$121,000	$472,000

The notes are secured by specific technology equipment with a carrying value of approximately $207,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to December 31, 2021 are as follows:

Years Ended December 31,	Amount
2022	75,000
2023	31,000
2024	15,000
$121,000

8. Supplemental Cash Flow Information

 No interest or principal on notes payable was paid by the Partnership during 2021 and 2020 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Years Ended December 31,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$351,000	$1,084,000

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2021	2020
Debt assumed in connection with purchase of technology equipment	$-	$223,000

During the years ended December 31, 2021 and 2020, the Partnership wrote off fully amortized acquisition and finance fees of approximately $161,000 and $92,000, respectively.

9. Commitments and Contingencies

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

The decision of the Hearing Panel was stayed when it was appealed to FINRA’s National Adjudicatory Council (the “NAC”) pursuant to FINRA Rule 9311. The NAC issued a decision that upheld the lower panel’s ruling and the bar took effect on August 23, 2016. Ms. Springsteen-Abbott appealed the NAC’s decision to the U.S. Securities and Exchange Commission (the “SEC”). On March 31, 2017, the SEC criticized that decision as so flawed that the SEC could not even review it, and remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome.

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry. Respondents promptly appealed FINRA’s revised ruling to the SEC. All the requested or allowed briefs have been filed with the SEC. Despite offering no additional evidence or legal reasoning from when SEC originally remanded this matter (for FINRA’s opinion being an unreviewably flawed opinion), the SEC upheld FINRA’s new order on February 7, 2020 as to the bar; however, FINRA’s fine was voided. Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission. On February 26, 2021, the United States Court of Appeals for the District of Columbia Circuit, made their ruling. They dismissed in part and denied in part Ms. Springsteen-Abbott’s petition. This was regardless of CCC’s good faith reimbursements made many years ago of the questioned expense items of $208,000 (due to improper documentation), initially claimed misallocations by FINRA, even prior to FINRA’s reducing its final claim to $36,226.

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

10. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2021 and 2020 as follows:

Years Ended December 31,	2021	2020
Tax basis of net assets (unaudited)	$3,550,097	$2,863,609
Financial statement basis of net assets	1,813,412	2,264,129
Difference (unaudited)	$1,736,685	$599,480

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2021	2020
Net loss for financial reporting purposes to taxable gain	$(394,038)	$(509,638)
Gain on sale of equipment	153,620	80,088
Depreciation	723,577	602,262
Amortization	(2,340)	34,317
Unearned lease income	(46,375)	50,421
Penalties	7,481	472
Bad debt expense	(23,362)	51,583
*Other	256,722	(79,349)
Taxable income on the Federal Partnership return (unaudited)	$675,285	$230,156

*Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

11. COVID-19

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, and on March 12, 2020, the World Health Organization (“WHO”) declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. In addition, the COVID-19 virus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact the Company’s business, financial condition, and results of operations. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2021 and beyond.

