Form 10-Q
period 2022-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2022-05-18
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

FORM 10-Q

MARCH 31, 2022

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$-	$4,424
Lease income receivable, net of reserve of approximately $225,000 and $283,000 at March 31, 2022 and December 31, 2021, respectively	248,905	188,540
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $195,000 and $100,329 at March 31, 2022 and December 31, 2021, respectively	1,027,223	1,167,860
Other receivables, net of reserve of approximately $587,000 and $305,000 at March 31, 2022 and December 31, 2021, respectively	3,245	3,245
Prepaid expenses	7,371	4,337
	1,286,744	1,368,406

Net investment in finance leases	33,043	35,775

Investment in Commonwealth Opportunity Fund 2	523,548	546,939

Equipment, at cost	13,028,564	12,891,552
Accumulated depreciation	(12,514,164)	(12,431,814)
	514,400	459,738

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $9,000 and $12,000 at March 31, 2022 and December 31, 2021, respectively	10,936	7,427
	10,936	7,427
Total Assets	$2,368,671	$2,418,285

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Accounts payable	$194,844	$259,651
Accounts payable, CIGF, Inc.	239,867	195,241
Unearned lease income	25,678	28,891
Notes payable	102,548	121,090
Total Liabilities	562,937	604,873

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL

General Partner	1,050	1,050
Limited Partners	1,804,684	1,812,362
Total Partners’ Capital	1,805,734	1,813,412
Total Liabilities and Partners’ Capital	$2,368,671	$2,418,285

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2022	2021
Revenue
Lease	$198,987	$348,889
Interest and other	4,241	7,308
Sales and property taxes	11,822	16,821
Gain on sale of equipment	3,936	9,273
Total revenue and gain on sale of equipment	218,986	382,291

Expenses
Operating, excluding depreciation and amortization	77,623	178,214
Equipment management fee, General Partner	10,010	17,505
Interest	1,276	5,639
Depreciation	101,065	286,434
Amortization of equipment acquisition costs and deferred expenses	1,477	11,674
Sales and property taxes	11,822	16,821
Bad debt expense	-	-
Total expenses	203,273	516,287

Other expenses (loss)
Loss in investment from COF 2	(23,391)	(12,853)
Total other loss	(23,391)	(12,853)

Net loss	$(7,678)	$(146,849)

Net loss allocated to Limited Partners	$(7,678)	$(146,849)

Net loss per equivalent Limited Partnership unit	$(0.01)	$(0.10)

Weighted average number of equivalent limited partnership units outstanding during the period	1,529,785	1,534,609

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners’ Capital
For the three months ended March 31, 2022 and 2021
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,529,785	$1,050	$1,812,362	$1,813,412
Net loss	-	-	-	(7,678)	(7,678)
Balance, March 31, 2022	50	1,529,785	$1,050	$1,804,684	$1,805,734

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net cash provided by (used) in operating activities	$158,976	$(212,627)

Cash flows from investing activities
Capital expenditures	(166,380)	-
Net proceeds from the sale of equipment	2,980	9,273
Net cash provided by (used in) investing activities	(163,400)	9,273

Cash flows from financing activities
Redemptions	-	(37,467)
Net cash used in financing activities	-	(37,467)

Net decrease in cash and cash equivalents	(4,424)	(240,821)

Cash and cash equivalents beginning of period	4,424	495,494

Cash and cash equivalents end of period	$-	$254,673

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2021 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2022.

Equity Method Investment

The Partnership accounts for its investment in Commonwealth Opportunity Fund 2 (“COF2”) under the equity method in accordance with Accounting Standards Codification (“ASC”) 323. Under the equity method, the Partnership records its proportionate share of COF 2’s net income (loss). Capital contributions to, distributions from and net income (loss) of COF2 are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of distributions and allocation formulas, if any, as described in such governing documents.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2022 and December 31, 2021 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2022 and December 31, 2021 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

The Partnership considers cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2022, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $3,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2022, the total cash bank balance was as follows:

At March 31, 2022	Balance
Total bank balance	$3,000
FDIC insured	(3,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in its accounts, and believes it is not exposed to any significant credit risk. The amount in its accounts will fluctuate throughout 2022 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While the Partnership continues to evaluate the new guidance, including the subsequent updates to Topic 326, it does not anticipate that adoption will have a material impact on the Partnership’s financial statements and related disclosures. For the three months ended March 31, 2022 and 2021, the Partnership’s finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2022 was approximately $6,216,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2022 was approximately $61,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2022 was approximately $14,914,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2022 was approximately $246,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during 2022, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2022	124,000
Year Ended December 31, 2023	77,000
Year Ended December 31, 2024	58,000
Year Ended December 31, 2025	18,000
$277,000

Finance Leases:

The following lists the components of the net investment in finance leases:

At March 31,	March 31, 2022	December 31, 2021
Carrying value of lease receivable	$32,000	$33,000
Estimated residual value of leased equipment (unguaranteed)	-	2,000
Initial direct costs - finance leases	-	-
Net investment in finance leases	$32,000	$35,000

The Partnership assesses credit risk for all of its customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and the Partnership’s own customer risk ratings and is periodically reviewed. The Partnership’s internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk, includes both general and industry specific qualitative and quantitative metrics. The Partnership separately takes in to consideration payment history, open lawsuits, liens and judgments. Typically, the Partnership will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. The Partnership’s internally based model may classify a company as high risk based on its analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, the Partnership typically requires deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2022:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2022 and December 31, 2021, the Partnership determined that it did not have a need for an allowance for uncollectible accounts associated with any of its finance leases, as the customer payment histories with the Partnership, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at March 31, 2022:

Periods Ended December 31,	Amount
Nine months ended December 31, 2022	9,000
Year ended December 31, 2023	12,000
Year ended December 31, 2024	11,000
$32,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of COF 2, an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at March 31, 2022 and December 31, 2021 was approximately $524,000 and $547,000, respectively (see COF 2 Financial Summary below). During the three months ended March 31, 2022, COF 2 did not declare any first quarter distribution to the Partnership.

	March 31,	December 31,
COF 2 Summarized Financial Information	2022	2021
Assets	$1,555,000	$1,847,000
Liabilities	$132,000	$356,000
Partners’ capital	$1,423,000	$1,492,000
Revenue	$98,000	$401,000
Expenses	$166,000	$606,000
Net loss	$(68,000)	$(205,000)

5. Related Party Transactions

Receivables/Payables

As of March 31, 2022 and December 31, 2021, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2022	2021
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2022 and 2021, the Partnership was charged approximately $44,000 and $77,000 in other LP expense, respectively.

	$75,000	$156,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2022 and 2021, the General Partner earned acquisition fees from operating and finance leases of approximately $0 and $0, respectively.	$-	$-
Debt Placement Fee

As compensation for arranging term debt to finance our acquisition of equipment, the Partnership will pay the General Partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the General Partner or its affiliates. The amount the Partnership borrows, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage the Partnership determines is appropriate at the time. Fees will increase as the amount of leverage increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.

	$-	$-
Equipment Management Fee

The Partnership pays our General Partner a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. The General Partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment managed. Reductions in market rates for similar services would also reduce the amount of this fee.

	$10,000	$18,000
Equipment Liquidation Fee

Also referred to as a “resale fee.” With respect to each item of equipment sold by the General Partner, the Partnership will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. The General Partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of the leases, the more often the Partnership may sell equipment, which will increase liquidation fees.

	$92	$287

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2022	December 31, 2021
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	61,500	76,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	41,000	45,000
	$102,500	$121,000

The notes are secured by specific equipment with a carrying value of approximately $182,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2022 are as follows:

Amount
Nine months ended December 31, 2022	56,500
Year ended December 31, 2023	31,000
Year ended December 31, 2024	15,000
$102,500

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$19,000	$200,000

During the three months ended March 31, 2022 and 2021, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $22,000, respectively.

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

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Partnership is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or a loan’s observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for March was $10.6 billion, up 14 percent year-over-year from new business volume in March 2021. Volume was up 49 percent month-to-month from $7.1 billion in February. Year-to-date, cumulative new business volume was up 5 percent compared to 2021.

Receivables over 30 days were 1.5 percent, down from 1.7 percent the previous month and down from 1.9 percent in the same period in 2021. Charge-offs were 0.10 percent, up from 0.09 percent the previous month and down from 0.43 percent in the year-earlier period.

Credit approvals totaled 78.3 percent, up from 78.2 percent in February. Total headcount for equipment finance companies was flat year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 56.1, a decrease from 58.2 in March.

ELFA President and CEO Ralph Petta said, “MLFI-25 participants end the first quarter of the year very favorably: new business volume continues to surge and portfolios are performing extremely well. This, while inflationary pressures, the war in Ukraine and supply chain disruptions continue unabated. With the Fed increasing short-term borrowing rates now and into the foreseeable future, business owners—both large and small—are choosing to lease and finance their critical equipment needs.”

Mike Jones, President, CIT Business Capital, a division of First Citizens Bank, said, “Strong performance in the ELFA survey—for both month-over-month and year-over-year results—highlights the continued strength of the economy and the appetite of the business community for equipment financing to drive their growth. These positive results come even as ongoing supply chain issues delay some deliveries. Overall, the results are very encouraging for the balance of 2022, as end-customers show their determination to compete by investing in the latest equipment to power their businesses forward.”

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

Through March 31, 2022, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2022, was net proceeds from the sale of equipment of approximately $3,000. This compares to our primary sources of cash for the three months ended March 31, 2021 of cash provided by net proceeds from the sale of equipment of approximately $9,000.

Our primary use of cash for the three months ended March 31, 2022 was capital expenditures of  approximately $166,000.  This compares to our  primary use of cash for the three months ended March 31, 2021 of limited partner redemptions of approximately $37,000.

Cash provided by operating activities for the three months ended March 31, 2022 was approximately $159,000, including a net loss of approximately $8,000 and depreciation and amortization expenses of approximately $103,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $19,000. This compares to cash used in operating activities for the three months ended March 31, 2021, of approximately $213,000, including a net loss of approximately $147,000 and depreciation and amortization expenses of approximately $298,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $200,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2022 as management focuses on additional equipment acquisitions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2022, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $3,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2022, the total cash bank balance was as follows:

At March 31, 2022	Balance
Total bank balance	$3,000
FDIC insured	(3,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its account will fluctuate throughout 2022 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of March 31, 2022, we had future minimum rentals on operating leases of approximately $124,000 for the balance of the year ending December 31, 2022 and approximately $153,000 thereafter.

As of March 31, 2022, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2022 and approximately $23,000 through 2024.

As of March 31, 2022, our non-recourse debt was approximately $102,500 with interest rates ranging from 4.10% through 5.00% and is payable through November 2024.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Lease Revenue

Our lease revenue decreased to approximately $199,000 for the three months ended March 31, 2022, from approximately $349,000 for the three months ended March 31, 2021. The Partnership had 20 and 32 active operating leases that generated lease revenue for the three months ended March 31, 2022 and 2021, respectively. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2022, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $3,000. For the three months ended March 30, 2021, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $9,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $78,000 for the three months ended March 31, 2022, from approximately $178,000 for the three months ended March 31, 2021. This decrease is primarily due to a decrease accounting fees of approximately $59,000, a decrease in other LP expenses of approximately $36,000 and a decrease in penaly & interest expense of approximately $7,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $10,000 for the three months ended March 31, 2022 from approximately $18,000 for the three months ended March 31, 2021. This decrease is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $103,000 for the three months ended March 31, 2022, from approximately $298,000 for the three months ended March 31, 2021. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2022.

Net Loss

For the three months ended March 31, 2022, we recognized revenue of approximately $218,000, expenses of approximately $203,000 and other loss of $23,000, resulting in net loss of approximately $8,000. For the three months ended March 31, 2021, we recognized revenue of approximately $382,000, expenses of approximately $516,000 and other loss of $13,000, resulting in net loss of approximately $147,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 18, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

