Form 10-Q
period 2022-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2022-09-09
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

FORM 10-Q

JUNE 30, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$-	$4,424
Lease income receivable, net of reserve of approximately $319,000 and $283,000 at June 30, 2022 and December 31, 2021	200,363	188,540
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $229,935 and $100,329 at June 30, 2022 and December 31, 2021, respectively	1,124,761	1,167,860
Other receivables, net of reserve of approximately $305,000 at both June 30, 2022 and December 31, 2021, respectively	3,245	3,245
Prepaid expenses	4,273	4,339
	1,332,642	1,368,407

Net investment in finance leases	30,287	35,774

Investment in COF 2	498,004	546,939

Equipment, at cost	12,925,484	12,891,552
Accumulated depreciation	(12,176,815)	(12,431,814)
	748,669	459,741

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $11,000 and $12,000 at June 30, 2022 and December 31, 2021, respectively	16,842	7,427
	16,842	7,427
Total Assets	$2,626,444	$2,418,285

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Accounts payable	$161,285	$259,651
Accounts payable, CIGF, Inc.	488,636	195,241
Unearned lease income	25,437	28,891
Notes payable	241,787	121,091
Total Liabilities	917,146	604,873

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL

General Partner	1,050	1,050
Limited Partners	1,708,248	1,812,362
Total Partners’ Capital	1,709,298	1,813,412
Total Liabilities and Partners’ Capital	$2,626,444	$2,418,285

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Lease	$162,398	$305,641	$361,385	$654,530
Interest and other	292	387	4,533	7,695
Sales and property taxes	10,368	13,733	22,190	30,554
Gain on sale of equipment	51,863	54,193	54,843	65,818
Total revenue and gain on sale of equipment	224,921	373,953	442,951	758,596

Expenses
Operating, excluding depreciation and amortization	159,575	156,023	237,198	334,237
Equipment management fee, General Partner	8,089	15,343	18,099	32,848
Interest	1,077	2,894	2,353	8,533
Depreciation	20,564	287,918	121,629	574,352
Amortization of equipment acquisition costs and deferred expenses	1,977	4,875	3,454	16,549
Sales and property taxes	10,368	13,733	22,190	30,554
Bad debt expense	94,163	-	93,207	-
Total expenses	295,813	480,786	498,130	997,073

Other (loss)
(Loss) in investment from COF 2	(25,544)	(22,321)	(48,935)	(35,174)
Total other loss	(25,544)	(22,321)	(48,935)	(35,174)

Net (loss)	$(96,436)	$(129,154)	$(104,114)	$(273,651)

Net (loss) allocated to Limited Partners	$(96,436)	$(129,154)	$(104,114)	$(276,002)

Net (loss) per equivalent Limited Partnership unit	$(0.06)	$(0.08)	$(0.07)	$(0.18)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,529,285	1,533,035	1,529,368	1,533,035

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII

Condensed Statement of Partners’ Capital

For the six months ended June 30, 2022 and 2021

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,529,785	$1,050	$1,812,362	$1,813,412
Net loss	-	-	-	(7,678)	(7,678)
Balance, March 31, 2022	50	1,529,785	$1,050	$1,804,684	$1,805,734
Net loss	-	-	-	(96,436)	(96,436)
Redemptions	-	(500)	-	-	-
Balance, June 30, 2022	50	1,529,285	$1,050	$1,708,248	$1,709,298

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813
Net loss	-	-	-	(129,154)	(129,154)
Balance, June 30, 2021	50	1,533,035	$1,050	$1,949,610	$1,950,660

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII

 Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in) operating activities	$179,709	$(414,592)

Cash flows from investing activities
Capital expenditures	(179,231)	(39,439)
Equipment acquisition fees paid to General Partner	(7,882)	-
Net proceeds from the sale of equipment	2,980	63,466
Net cash provided by (used in) investing activities	(184,133)	24,027

Cash flows from financing activities
Redemptions	-	(37,467)
Net cash used in financing activities	-	(37,467)

Net decrease in cash and cash equivalents	(4,424)	(428,032)

Cash and cash equivalents beginning of period	4,424	495,494

Cash and cash equivalents end of period	$-	$67,462

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2021 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and six months June 30, 2022 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2022.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2022 and December 31, 2021 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2022 and December 31, 2021 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity of 90 days or less.

At June 30, 2022, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $16,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2022, the total cash bank balance was as follows:

At June 30, 2022	Balance
Total bank balance	$16,000
FDIC insured	(16,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While the Partnership continues to evaluate the new guidance, including the subsequent updates to Topic 326, it does not anticipate that adoption will have a material impact on the Partnership’s financial statements and related disclosures. For the three and fix months ended June 30, 2022, the Partnership’s finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the three months ended June 30, 2022 was approximately $52,000. Gain from sale of equipment included in lease revenue for the three months ended June 30, 2021 was approximately $54,000. Gain from sale of equipment included in lease revenue for the six months ended June 30, 2022 and 2021 was $55,000 and $66,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2022 was approximately $10,368,678 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2022 was approximately $197,813 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2022 was approximately $24,049,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2022 was approximately $321,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2021 was approximately $10,115,911 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2021 was approximately $76,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2021 was approximately $23,449,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2021 was approximately $305,000.

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

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Six months ended December 31, 2022	122,000
Year Ended December 31, 2023	174,000
Year Ended December 31, 2024	107,000
Year Ended December 31, 2025	16,000
$419,000

Finance Leases:

The following lists the components of the net investment in finance leases:

	June 30, 2022	December 31, 2021
Carrying value of lease receivable	$30,000	$33,000
Estimated residual value of leased equipment (unguaranteed)	-	2,000
Initial direct costs finance leases	-	-
Net investment in finance leases	$30,000	$35,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2022:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2022, and December 31, 2021, the Partnership determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with the Partnership, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at June 30, 2022:

Amount
Six months ended December 31, 2022	$6,000
2023	12,000
2024	11,000
Total	$29,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at June 30, 2022 and December 31, 2021 was approximately $498,000 and $547,000, respectively (see COF 2 Financial Summary below). During the six months ended June 30, 2022, COF 2 did not declare any distribution to the Partnership.

	June 30,	December 31,
COF 2 Summarized Financial Information	2022	2021
Assets	$1,648,000	$1,847,000
Liabilities	$300,000	$356,000
Partners’ capital	$1,348,000	$1,492,000
Revenue	$205,000	$401,000
Expenses	$348,000	$606,000
Net income (loss)	$(144,000)	$(205,000)

5. Related Party Transactions

Receivables/Payables

As of June 30, 2022, and December 31, 2021, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

For the six months ended June 30,	2022	2021

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2022 and 2021, the Partnership was charged approximately $124,000 and $179,000 in Other LP expense, respectively.

	$183,000	$312,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2022, the General Partner earned acquisition fees from operating and finance leases of approximately $14,000 and $2,000, respectively.	$14,000	$2,000

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

	$18,000	$33,000
Equipment liquidation fee

equipment sold by the General Partner, the Partnership will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. The General Partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of the leases, the more often the Partnership may sell equipment, which will increase liquidation fees.

	$92	$2,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2022	December 31, 2022
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	46,000	76,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	38,000	45,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $1,176, including interest, with final payment in March 2024	27,000	-
Installment note payable to bank; interest at 4.75% due in monthly installments of $3,527, including interest, with final payment in May 2024	81,000	-
Installment note payable to bank; interest at 6.21% due in monthly installments of $2,214, including interest, with final payment in June 2024	50,000	-
	$242,000	$121,000

The notes are secured by specific equipment with a carrying value of approximately $411,119 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2022 are as follows:

Amount
Six months ended December 31, 2022	85,000
Year ended December 31, 2023	110,000
Year ended December 31, 2024	47,000
$242,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$37,000	$276,000

During the six months ended June 30, 2022 and 2021, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $117,000, respectively.

Noncash investing and financing activities included the following:

Six Months ended June 30,	2022	2021
Debt assumed in connection with purchase of equipment	$157,978	-

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

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In its leasing business, the Partnership is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or a loans’ observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States. Our investment objective is to acquire primarily high technology equipment. We believe that dealing in hightechnology equipment is particularly advantageous due to a robust aftermarket. Information technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility. In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, and businesses located throughout the U.S., and industries served.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for June was $10.3 billion, down 1 percent year-over-year from new business volume in June 2021. Volume was up 10 percent from $9.4 billion in May. Year-to-date, cumulative new business volume was up 6 percent compared to 2021.

Receivables over 30 days were 1.5 percent, down from 1.6 percent the previous month and down from 1.8 percent in the same period in 2021. Charge-offs were 0.15 percent, up from 0.12 percent the previous month and down from 0.22 percent in the year-earlier period.

Credit approvals totaled 78.1 percent, up from 76.8 percent in May. Total headcount for equipment finance companies was down 3.5 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 46.1, a decrease from 50.9 in June.

ELFA President and CEO Ralph Petta said, “Respondents to the June report indicate another strong month in originations and credit quality. Inflation continues to provide a headwind in an otherwise benign economy. The Fed has signaled its resolve to meet these inflationary pressures by steadily increasing short-term interest rates, without throwing cold water on our post-pandemic economic recovery. Providers of equipment finance have risen to the occasion, enabling businesses, both large and small, to acquire the productive assets they need to grow their businesses to meet their customers’ needs.”

Brad Peterson, CEO, Channel, said, “Channel volume versus last month and last year significantly exceeds the MLFI-25, mainly driven by two new business units and product development. Like most, our portfolio is also outperforming expectations and historical levels in both delinquency and write-offs. We monitor performance data intensely to identify potential economic-driven deterioration by industry, geography and equipment type, among others. The primary business challenges we face today are the rapidly changing cost of funds, an uncertain economic environment, and dramatic growth compounded by the complexity of finding new employees.”

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

Through June 30, 2022, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2022, were cash provided by operating activities of approximately $180,000 and net proceeds from the sale of equipment of approximately $3,000.   This compares to the six months ended June 30, 2021 where our primary sources of cash were net proceeds from the sale of equipment of approximately $63,000.

Our primary uses of cash for the six months ended June 30, 2022 capital expenditures of approximately $180,000 and equipment acquisition fees paid to the General Partner of approximately $3,000.  This compares to our primary uses of cash for the six months ended June 30, 2021 of operating activities of approximately $415,000, capital expenditures of approximately $39,000 and limited partner redemptions of approximately $37,000.

Cash provided by operating activities for the six months ended June 30, 2022 was approximately $180,000, including a net loss of approximately $104,000 and depreciation and amortization expenses of approximately $215,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $37,000. This compares to the six months ended June 30, 2021 with cash used in operating activities of approximately $415,000, including a net loss of approximately $276,000 and depreciation and amortization expenses of approximately $591,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $276,000.

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

Capital expenditures are expected to continue to increase overall during the remainder of 2022 as management focuses on additional equipment acquisitions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2022, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $16,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2022, the total cash bank balance was as follows:

At June 30, 2022	Balance
Total bank balance	$16,000
FDIC insured	(16,000)
Uninsured amount	$-

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

As of June 30, 2022, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2022 and approximately $30,000 thereafter.

As of June 30, 2022, our non-recourse debt was approximately $242,000 with interest rates ranging from 4.10% through 6.21% and is payable through November 2024.

The Shareholders at Meeting of Shareholders on October 26, 2021 approved extending the Fund to December 31, 2026.  Upon completion of this period, it is anticipated that the Partnership will be liquidation in accordance with the Partnership Agreement.

RESULTS OF OPERATIONS

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Lease Revenue

Our lease revenue decreased to approximately $162,000 for the three months ended June 30, 2022, from approximately $306,000 for the three months ended June 30, 2021.  The Partnership had 12 and 32 active operating leases that generated lease revenue for the three months ended June 30, 2022 and 2021, respectively.  Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2022, the Partnership sold equipment with net book value of approximately $52,000 for a net gain of approximately $55,000.   Compared to the three months ended June 30, 2021, the Partnership sold equipment with net book value of approximately $54,000 for a net gain of approximately $66,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $160,000 for the three months ended June 30, 2022, from approximately $156,000 for the three months ended June 30, 2021.  Operating expenses decreased primarily due to a decrease in “

Other LP” fees of approximately $38,000, partially offset by an increase in accounting fees of approximately $23,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $8,000 for the three months ended June 30, 2022 from approximately $15,000 for the three months ended June 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $23,000 for the three months ended June 30, 2022, from approximately $293,000 for the three months ended June 30, 2021.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2022.

Net Loss

For the three months ended June 30, 2022, we recognized revenue of approximately $225,000, expenses of approximately $296,000 and other loss of $26,000, resulting in net loss of approximately $96,000.  For the three months ended June 30, 2021, we recognized revenue of approximately $374,000, expenses of approximately $481,000 and other loss of $22,000, resulting in net loss of approximately $129,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Lease Revenue

Our lease revenue decreased to approximately $361,000 for the six months ended June 30, 2022 from approximately $655,000 for the six months ended June 30, 2021.  The Partnership had 12 and 32 active operating leases that generated lease revenue for the six months ended June 30, 2022 and 2021, respectively.  Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2022, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $55,000. For the six months ended June 30, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $63,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $237,000 for the six months ended June 30, 2022, from approximately $334,000 for the six months ended June 30, 2021.  This decrease is primarily due to a decrease in “Other LP” fees of approximately $55,000, accounting fees of approximately $36,000 and penalty & interest expense of approximately $7,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $18,000 for the six months ended June 30, 2022 from approximately $33,000 for the six months ended June 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $126,000 for the six months ended June 30, 2022, from approximately $591,000 for the six months ended June 30, 2021.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2022.

Net Loss

For the six months ended June 30, 2022, we recognized revenue of approximately $361,000, expenses of approximately $498,000 and other loss of $49,000, resulting in a net loss of approximately $104,000.  For the six months ended June 30, 2021, we recognized revenue of approximately $759,000, expenses of approximately $997,000 and other loss of $35,000, resulting in a net loss of approximately $276,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In its leasing business, the Partnership is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or a loans’ observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

September 8, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

