Form 10-Q/A
period 2022-06-30
Commonwealth Income & Growth Fund VII, LP
filed 2022-11-30
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022or

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

Indicate by check mark whether the registrant is an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO T

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO T

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of COMMONWEALTH INCOME & GROWTH FUND VII, LP’s for the quarterly period ended June 30, 2022 is to restate our condensed financial statements as of June 30, 2022 and for the three and six months then ended, as detailed below, filed with the Securities and Exchange Commission on September 8,2022 (the “Form 10-Q”). We discovered an error in our depreciation expense account and accumulated depreciation account which flow through the above-mentioned statements.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on September 8,2022. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

Subsequent to the issuance of the condensed financial statements as of and for the three and six months ended June 30, 2022, included in the Form 10-Q filed with the SEC on September 8, 2022, we discovered an error in our depreciation calculation resulting in an understatement of depreciation expense for the three and six months ended June 30, 2022 in the amount of $98,000.See Note 2 of the condensed financial statements for further details.

FORM 10-Q/A

JUNE 30, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021
	(As Restated)
ASSETS
Cash and cash equivalents	$-	$4,424
Lease income receivable, net of reserve of approximately $319,000 and $283,000 at June 30, 2022 and December 31, 2021	200,363	188,540
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $229,935 and $100,329 at June 30, 2022 and December 31, 2021, respectively	1,124,761	1,167,860
Other receivables, net of reserve of approximately $305,000 at both June 30, 2022 and December 31, 2021, respectively	3,245	3,245
Prepaid expenses	4,273	4,339
	1,332,642	1,368,407

Net investment in finance leases	30,287	35,774

Investment in COF 2	498,004	546,939

Equipment, at cost	12,925,484	12,891,552
Accumulated depreciation	(12,274,758)	(12,431,812)
	650,726	459,741

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $11,000 and $12,000 at June 30, 2022 and December 31, 2021, respectively	16,842	7,425
	16,842	7,425
Total Assets	$2,528,500	$2,418,285

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Accounts payable	$161,285	$259,648
Accounts payable, CIGF, Inc.	488,636	195,241
Unearned lease income	25,437	28,891
Notes payable	241,787	121,091
Total Liabilities	917,147	604,873

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL

General Partner	1,050	1,050
Limited Partners	1,610,303	1,812,362
Total Partners’ Capital	1,611,354	1,813,412
Total Liabilities and Partners’ Capital	$2,528,500	$2,418,285

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue
Lease	$162,398	$305,641	$361,385	$654,530
Interest and other	292	387	4,533	7,695
Sales and property taxes	10,368	13,733	22,190	30,554
Gain on sale of equipment	51,863	54,193	54,843	65,818
Total revenue and gain on sale of equipment	224,921	373,953	442,951	758,596

Expenses
Operating, excluding depreciation and amortization	159,575	156,023	237,198	334,237
Equipment management fee, General Partner	8,089	15,343	18,099	32,848
Interest	1,077	2,894	2,353	8,533
Depreciation	118,508	287,918	219,573	574,352
Amortization of equipment acquisition costs and deferred expenses	1,977	4,875	3,454	16,549
Sales and property taxes	10,368	13,733	22,190	30,554
Bad debt expense	94,163	-	93,207	-
Loss on sale of equipment	-	-	-	-
Total expenses	393,758	480,786	596,075	997,073

Other loss
Loss in investment from COF 2	(25,544)	(22,321)	(48,935)	(35,174)
Total other loss	(25,544)	(22,321)	(48,935)	(35,174)

Net loss	$(194,381)	$(129,154)	$(202,059)	$(273,651)

Net loss income allocated to Limited Partners	$(194,381)	$(129,154)	$(202,059)	$(276,002)

Net loss per equivalent Limited Partnership unit	$(0.13)	$(0.08)	$(0.13)	$(0.18)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,529,785	1,533,035	1,533,035	1,533,035

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII

Condensed Statement of Partners’ Capital

(unaudited)

For the six months ended June 30, 2022 and 2021

	General	Limited		Limited
	Partner	Partner	General	Partners(As
	Units	Units	Partner	Restated)	Total
Balance, January 1, 2022	50	1,529,785	$1,050	$1,812,362	$1,813,412
Net loss	-	-	-	(7,678)	(7,678)
Balance, March 31, 2022	50	1,529,785	$1,050	$1,804,684	$1,805,734
Net loss - As restated	-	-	-	(194,381)	(194,381)
Redemptions	-	(500)	-	-
Balance, June 30, 2022 - As restated	50	1,529,285	$1,050	$1,610,303	$1,611,353

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813
Net loss	-	-	-	(129,154)	(129,154)
Balance, June 30, 2021	50	1,533,035	$1,050	$1,949,610	$1,950,660

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in) operating activities	$179,709	$(414,592)

Cash flows from investing activities
Capital expenditures	(179,231)	(39,439)
Equipment acquisition fees paid to General Partner	(7,882)	-
Net proceeds from the sale of equipment	2,980	63,466
Net cash provided by investing activities	(184,133)	24,027

Cash flows from financing activities
Redemptions	-	(37,467)
Net cash used in financing activities	-	(37,467)

Net decrease in cash and cash equivalents	(4,424)	(428,032)

Cash and cash equivalents beginning of period	4,424	495,494

Cash and cash equivalents end of period	$-	$67,462

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

2. . Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed financial statements as of and for the three and six months ended June 30, 2022, included in the Form 10-Q filed with the SEC on September 8, 2022, it was discovered that there was an error in the depreciation calculation resulting in an understatement of depreciation expense for the three and six months ended June 30, 2022 in the amount of $98,000. The impacts of the restatement is as follows:

Condensed Balance Sheet as of June 30, 2022 – Accumulated deprecation increased $97,943, from $12,176,815 as originally reported to $12,274,758 as restated. Total assets decreased $97,944, from $2,626,444 as originally reported to $2,528,500 as restated. Limited Partners’ capital account decreases $97,945, from $1,708,248 as originally reported to $1,610,303 as restated.

Condensed Statement of Operations for the three months ended June 30, 2022 – Depreciation expense increased $97,944, from $20,564 as originally reported to $118,508 as restated. Total expense increased $97,945, from $295,813 as originally reported to $393,758 as restated. Net loss increased $97,945, from $96,436 as originally reported to $194,381 as restated. Net loss allocated to limited partners increased $97,945, from $96,436 as originally reported to $194,381 as restated. Net loss per equivalent limited partners unit increase $0.07, from 0.06 as originally reported to $0.13 as restated.

Condensed Statement of Operations for the six months ended June 30, 2022 – Depreciation expense increased $97,944, from $121,629 as originally reported to $219,573 as restated. Total expense increased $97,945, from $498,130 as originally reported to $596,075 as restated. Net loss increased $97,945, from $104,114 as originally reported to $202,058 as restated. Net loss allocated to limited partners increased $97,945, from $104,114 as originally reported to $202,059 as restated. Net loss per equivalent limited partners unit increase $0.07, from 0.06 as originally reported to $0.13 as restated.

Condensed Statement of Partners’ Equity as of and for the three months ended June 30, 2022 – Net loss allocated to limited partners increased $97,945, from $96,436 as originally reported to $194,381 as restated. Limited partners’ capital balance as of June 30, 2022 decreased $97,945, from $1,708,248 as reported to $1,610,303 as restated.

There was no change to the Condensed Statement of Cash flows for the six months ended June 30, 2022.

3. Summary of Significant Accounting Policies

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

4. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

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

6. Related Party Transactions

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

	$92	$2,000

7. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2022	December 31, 2022
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	46,000	76,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	38,000	45,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $1,176, including interest, with final payment in March 2024	27,000	-
Installment note payable to bank; interest at 4.75% due in monthly installments of $3,527, including interest, with final payment in May 2024	81,000	-
Installment note payable to bank; interest at 6.21% due in monthly installments of $2,214, including interest, with final payment in June 2024	50,000	-
	242,000	121,000

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

9. Commitments and Contingencies

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

Cash provided by operating activities for the six months ended June 30, 2022 was approximately $180,000, including a net loss of approximately $202,000 and depreciation and amortization expenses of approximately $223,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $37,000. This compares to the six months ended June 30, 2021 with cash used in operating activities of approximately $415,000, including a net loss of approximately $276,000 and depreciation and amortization expenses of approximately $591,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $276,000.

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

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $160,000 for the three months ended June 30, 2022, from approximately $156,000 for the three months ended June 30, 2021.  Operating expenses decreased primarily due to a decrease in “Other LP” fees of approximately $38,000, partially offset by an increase in accounting fees of approximately $23,000.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $118,000 for the three months ended June 30, 2022, from approximately $293,000 for the three months ended June 30, 2021.  This increase was due to the lower frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2022.

Net Loss

For the three months ended June 30, 2022, we recognized revenue of approximately $225,000, expenses of approximately $394,000 and other loss of $26,000, resulting in net loss of approximately $194,000.  For the three months ended June 30, 2021, we recognized revenue of approximately $374,000, expenses of approximately $481,000 and other loss of $22,000, resulting in net loss of approximately $129,000.  This change in net loss is due to the changes in revenue and expenses as described above.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $220,000 for the six months ended June 30, 2022, from approximately $591,000 for the six months ended June 30, 2021.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2022.

Net Loss

For the six months ended June 30, 2022, we recognized revenue of approximately $443,000, expenses of approximately $597,000 and other loss of $49,000, resulting in a net loss of approximately $203,000.  For the six months ended June 30, 2021, we recognized revenue of approximately $759,000, expenses of approximately $997,000 and other loss of $35,000, resulting in a net loss of approximately $276,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has reevaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 30, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

