Form 10-Q
period 2022-09-30
Commonwealth Income & Growth Fund VII, LP
filed 2022-12-01
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022 or

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

FORM 10-Q

SEPTEMBER 30, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$-	$4,424
Lease income receivable, net of reserve of approximately $624,000 and $283,000 at September 30, 2022 and December 31, 2021, respectively	341,905	188,540
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $260,000 and $100,000 at September 30, 2022 and December 31, 2021, respectively	1,135,911	1,167,860
Other receivables, net of reserve of approximately $305,000 at September 30, 2022 and December 31, 2021, respectively	3,245	3,245
Prepaid expenses	5,803	4,337
	1,486,864	1,368,406

Net investment in Finance leases	27,508	35,775

Investment in COF 2	476,200	546,939

Equipment, at cost	12,350,671	12,891,552
Accumulated depreciation	(11,830,972)	(12,431,814)
	519,699	459,738

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $15,000 and $147,000 at September 30, 2022 and December 31, 2021, respectively	21,631	7,427
Total Assets	$2,531,902	$2,418,285

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$167,377	$259,651
Accounts payable, CIGF, Inc.	556,542	195,241
Unearned lease income	46,711	28,891
Notes payable	197,560	121,090
Total Liabilities	968,190	604,873

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	1,562,662	1,812,362
Total Partners' Capital	1,563,712	1,813,412
Total Liabilities and Partners' Capital	$2,531,902	$2,418,285

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenue
Lease	$142,036	$343,627	$503,421	$998,156
Interest and other	771	5,282	5,304	12,977
Sales and property taxes	10,748	28,225	32,938	58,779
Gain on sale of equipment	73,211	6,448	128,054	69,914
Total revenue and gain on sale of equipment	226,766	383,582	669,717	1,139,826

Expenses
Operating, excluding depreciation and amortization	101,693	128,070	339,202	462,307
Equipment management fee, General Partner	7,162	17,242	25,261	50,090
Interest	3,393	1,917	5,746	10,450
Depreciation	125,393	222,574	344,966	796,926
Amortization of equipment acquisition costs and deferred expenses	4,215	3,717	7,669	20,266
Sales and property taxes	10,748	28,225	32,938	58,779
Bad debt expense	-	-	93,207	-
Total expenses	252,604	401,745	848,989	1,398,818

Other Loss
Loss in investment in COF 2	(21,804)	(7,305)	(70,739)	(42,479)
Total other loss	(21,804)	(7,305)	(70,739)	(42,479)

Net loss	$(47,642)	$(25,468)	$(250,011)	$(301,471)

Net loss allocated to Limited Partners	$(47,642)	$(25,468)	$(250,011)	$(301,474)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.02)	$(0.16)	$(0.20)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,529,285	1,533,035	1,529,342	1,534,761

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three, six and nine months ended September 30, 2022 and 2021
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,529,785	$1,050	$1,812,362	$1,813,412
Net loss	-	-	-	(7,678)	(7,678)
Balance, March 31, 2022	50	1,529,785	$1,050	$1,804,684	$1,805,734
Net loss	-	-	-	(194,381)	(194,381)
Redemptions	-	(500)	-	-	-
Balance, June 30, 2022	50	1,529,285	$1,050	$1,610,303	$1,611,353
Net loss	-	-	-	(47,642)	(47,642)
Balance, September 30, 2022	50	1,529,285	$1,050	$1,562,661	$1,563,711

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net income	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813
Net loss	-	-	-	(129,154)	(129,154)
Balance, June 30, 2021	50	1,533,035	$1,050	$1,949,609	$1,950,659
Net loss	-	-	-	(25,468)	(25,468)
Balance, September 30, 2021	50	1,533,035	$1,050	$1,924,141	$1,925,191

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flow
(unaudited)

	Nine Months
	Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$142,009	$(565,557)

Cash flows from investing activities
Capital Expenditures	(262,761)	(39,439)
Equipment acquisition fees paid to General Partner	(13,514)	3,409
Net proceeds from the sale of equipment	133,214	194,562
Net cash provided by investing activities	$(143,061)	$158,532

Cash flows from financing activities
Redemptions	-	(37,467)
Debt placement fee paid to the General Partner	(3,372)	-
Net cash used in financing activities	$(3,372)	$(37,467)

Net decrease in cash and cash equivalents	(4,424)	(444,492)

Cash and cash equivalents, beginning of period	4,424	495,494

Cash and cash equivalents, end of period	$-	$51,002

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2021 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2022.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2022 and December 31, 2021 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2022 and December 31, 2021 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2022, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $4,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2022, the total cash bank balance was as follows:

At September 30, 2022	Balance
Total bank balance	$4,000
FDIC insured	(4,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While the Partnership continues to evaluate the new guidance, including the subsequent updates to Topic 326, it does not anticipate that adoption will have a material impact on the Partnership’s financial statements and related disclosures.  For the nine months ended September 30, 2022, the Partnership’s finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently.  Gain from sale of equipment included in revenue for the three months ended September 30, 2022 was approximately $73,000.  Gain from sale of equipment included in revenue for the three months ended September 30, 2021 was approximately $6,000.  Gain from sale of equipment included in  revenue for the nine months ended September 30, 2022 and 2021 was $128,000 and $70,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2022 was approximately $10,453,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2022 was approximately $164,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2022 was approximately $24,261,000.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2022 was approximately $456,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2022	$69,500
Year Ended December 31, 2023	217,000
Year Ended December 31, 2024	147,500
Year Ended December 31, 2025	23,000
$457,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2022	December 31, 2021
Carrying value of lease receivable	$27,000	$33,000
Estimated residual value of leased equipment (unguaranteed)	-	2,000

Net investment in finance leases	$27,000	$35,000

The Partnership assesses credit risk for all of its customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and the Partnership’s own customer risk ratings and is periodically reviewed. The Partnership’s internal ratings are weighted based on the industry that the customer operates in. When assessing risk, factors taken into consideration include both general and industry specific qualitative and quantitative metrics. The Partnership separately takes in to consideration payment history, open lawsuits, liens and judgments. Typically, the Partnership will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. The Partnership’s internally based model may classify a company as high risk based on the Partnership’s analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, the Partnership typically requires deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2022:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2022, and December 31, 2021, management determined that the Partnership did not have a need for an allowance for uncollectible accounts associated with any of its finance leases, as the customer payment histories with the Partnership, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at September 30, 2022:

Amount
Three months ended December 31, 2022	$3,000
2023	12,000
2024	11,000
Total	$26,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment Programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership’s net investment in COF 2 at September 30, 2022 and December 31, 2021 was approximately $476,000 and $547,000, respectively (see COF 2 Financial Summary below).  During the nine months ended September 30, 2022, COF 2 did not declare any distribution to the Partnership.

	September, 30	December 31,
COF 2 Summarized Financial Information	2022	2021
Assets	$1,624,000	$1,847,000
Liabilities	$339,000	$356,000
Partners' capital	$1,285,000	$1,492,000
Revenue	$97,000	$401,000
Expenses	$161,000	$606,000
Net income (loss)	$(64,000)	$(205,000)

5. Related Party Transactions

Receivables/Payables

As of September 30, 2022, and December 31, 2021, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2022	2021

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the nine months ended September 30, 2022 and 2021, the Partnership was charged approximately $177,000 and $265,000 in other LP expense, respectively.

	$268,000	$440,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2022 and 2021, the General Partner earned acquisition fees from operating and finance leases of approximately $14,000 and $2,000, respectively.	$14,000	$2,000
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

	$3,372	$-
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

	$25,000	$50,000
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

	$4,000	$6,000

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2022	December 31, 2021
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	31,000	76,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	34,000	45,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $1,176, including interest, with final payment in March 2024	20,000	-
Installment note payable to bank; interest at 4.75% due in monthly installments of $3,527, including interest, with final payment in May 2024	68,000	-
Installment note payable to bank; interest at 6.21% due in monthly installments of $2,213, including interest, with final payment in June 2024	44,000	-
	$197,000	$121,000

The notes are secured by specific equipment with a carrying value of approximately $380,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2022 are as follows:

Amount
Three months ended December 31, 2022	$38,000
Year ended December 31, 2023	110,000
Year ended December 31, 2024	49,000
$197,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$82,000	$339,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2022	2021
Debt assumed in connection with the purchase of equipment	$158,000	$-

During the nine months ended September 30, 2022 and 2021, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $161,000, respectively.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $10.2 billion, up 11 percent year-over-year from new business volume in September 2021. Volume was up 16 percent from $8.8 billion in August. Year-to-date, cumulative new business volume was up nearly 6 percent compared to 2021.

Receivables over 30 days were 1.5 percent, unchanged from the previous month and down from 1.6 percent in the same period in 2021. Charge-offs were 0.17 percent, unchanged from the previous month and down from 0.35 percent in the year-earlier period.

Credit approvals totaled 77.3 percent, up from 75.2 percent in August. Total headcount for equipment finance companies was down 2.4 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 45, a decrease from the September index of 48.7.

ELFA President and CEO Ralph Petta said, “Third quarter new business volume in the over-$1 trillion equipment finance industry is exceptionally strong, providing fresh evidence that the economic contraction projected by many economists has not yet arrived.  Another data point supporting this relatively benign economic scenario is extremely low delinquencies, indicating that end users of commercial equipment continue to make on-time payments to their finance providers.”

Hollis Bufferd, CEO, Star Hill Financial LLC, said, “Despite continued challenges in the supply chain, inflationary pressures and rising interest rates, the industry and our finance company continue to grow. Like our peers, we have continued expectations for the balance of 2022, as end-users plan for year-end capital acquisitions. Charge-offs and delinquencies remain at historic lows. The probability of continued Fed interest rate increases on the horizon creates some uncertainty, but we are seeing increased demand for fixed rate leases and loans to support our clients’ capital expenditures. With an eye on global economic disruptions, I am cautiously optimistic.”

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

Through September 30, 2022, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.  Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2022, were cash provided by operating activities of approximately $142,000 and net proceeds from the sale of equipment of approximately $133,000.  This compares to the nine months ended September 30, 2021 where our primary sources of cash were net proceeds from the sale of equipment of approximately $195,000.

Our primary uses of cash for the nine months ended September 30, 2022 were capital expenditures in investing activities of approximately $263,000, equipment acquisition fees paid to the General Partner of approximately $14,000 and debt placement fees of approximately $3,000.  For the nine months ended September 30, 2021, our primary uses of cash were cash used in operating activities of approximately $566,000, capital expenditures in investing activities of approximately $39,000 and redemptions of approximately $37,000.

Cash was provided by operating activities for the nine months ended September 30, 2022 of approximately $142,000, including a net loss of approximately $250,000 and depreciation and amortization expenses of approximately $353,000.  Other noncash activities included in the determination of net gain include direct payments to banks by lessees of approximately $82,000. This compares to the nine months ended September 30, 2021 with cash provided by operating activities of approximately $566,000, including a net loss of approximately $301,000 and depreciation and amortization expenses of approximately $817,000.  Other noncash activities included in the determination of net gain include direct payments to banks by lessees of approximately $339,000.

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

At September 30, 2022, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $4,000. Bank accounts are federally insured up to $250,000. At September 30, 2022, the total cash bank balance was as follows:

At September 30, 2022	Balance
Total bank balance	$4,000
FDIC insured	(4,000)
Uninsured amount	$-

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

As of September 30, 2022, we had future minimum rentals on non-cancelable operating leases of approximately $69,500 for the balance of the year ending December 31, 2022 and approximately $387,500 thereafter.

As of September 30, 2022, we had future minimum rentals on non-cancelable finance leases of approximately $3,000 for the balance of the year ending December 31, 2022 and approximately $23,000 thereafter.

As of September 30, 2022, our non-recourse debt was approximately $197,000 with interest rates ranging from 4.10% through 6.21% and is payable through November 2024.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Lease Revenue

Our lease revenue decreased to approximately $142,000 for the three months ended September 30, 2022, compared to approximately $344,000 for the three months ended September 30, 2021.  The Partnership had 21 and 14 active operating leases that generated lease revenue for the three months ended September 30, 2022 and 2021, respectively.  This increase is primarily due to less lease agreements ending versus new lease agreements being acquired.  Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2022, the Partnership sold equipment with net book value of approximately $-3,000 for a net gain of approximately $73,000.  Compared to the three months ended September 30, 2021, the Partnership sold equipment with net book value of approximately $125,000 for a net gain of approximately $6,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $102,000 for the three months ended September 30, 2022, from approximately $128,000 for the three months ended September 30, 2021.  This decrease is primarily due to a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $33,000, a decrease in recruiting fees of approximately $4,000 and a decrease in temporary services expenses of approximately $3,000, partially offset by an increase in accounting fees of approximately $15,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  The total equipment management fee decreased to approximately $7,000 for the three months ended September 30, 2022, from approximately $17,000 for the three months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  These expenses decreased to approximately $130,000 for the three months ended September 30, 2022, from approximately $226,000 for the three months ended September 30, 2021.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2022.

Net Loss

For the three months ended September 30, 2022, we recognized revenue of approximately $227,000, expenses of approximately $253,000 and other loss of $22,000, resulting in net loss of approximately $48,000.  For the three months ended September 30, 2021, we recognized revenue of approximately $384,000, expenses of approximately $402,000 and other loss of $7,000, resulting in net loss of approximately $25,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Lease Revenue

Our lease revenue decreased to approximately $503,000 for the nine months ended September 30, 2022, from approximately $998,000 for the nine months ended September 30, 2021.  The Partnership had 25 and 33 active operating leases that generated lease revenue for the nine months ended September 30, 2022 and 2021, respectively.  This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.  Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2022, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $128,000.  For the nine months ended September 30, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $125,000 for a net gain of approximately $70,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $339,000 for the nine months ended September 30, 2022, from approximately $462,000 for the nine months ended September 30, 2021.  This decrease is primarily due to a reduction in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $88,000, a decrease in recruiting fees of approximately $16,000, a decrease in accounting fees of approximately $11,000, a decrease in penalty & interest expense of approximately $7,000, a decrease in outside office services expenses of approximately $4,000, a decrease in warehouse/storage/audit expenses of approximately $2,000, a decrease in record retention expenses of approximately $2,000 and a decrease in legal fees of approximately $2,000, partially offset by an increase in temporary services expenses of approximately $10,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $25,000 for the nine months ended September 30, 2022 from approximately $50,000 for the nine months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $353,000 for the nine months ended September 30, 2022, from approximately $817,000 for the nine months ended September 30, 2021.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2022.

Net Loss

For the nine months ended September 30, 2022, we recognized revenue of approximately $670,000, expenses of approximately $849,000 and other loss of $71,000, resulting in net loss of approximately $250,000.  For the nine months ended September 30, 2021, we recognized revenue of approximately $1,140,000, expenses of approximately $1,399,000 and other loss of $42,000, resulting in net loss of approximately $301,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

December 1, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

