Form 10-K/A
period 2021-12-31
Commonwealth Income & Growth Fund VII, LP
filed 2023-06-29
CIK 1450335

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of COMMONWEALTH INCOME & GROWTH FUND VII, LP for the year ended December 31, 2021 is to restate our financial statements as of December 31, 2021 as detailed below, filed with the Securities and Exchange Commission on April 15, 2022 (the “Form 10-K”).

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on April 15,2022. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

The Partnership owns 34.08% of Commonwealth Opportunity Fund 2, LLC (“COF2”). The Partnership accounts for its investment in COF2 under the equity method in accordance with Accounting Standards Codification (“ASC”) 323. Under the equity method, the Partnership records its proportionate share of the Fund’s net income (loss). For the year ended December 31, 2021, the Partnership originally recorded a loss on its investment in COF2 of $69,832, which represented 34.08% of COF2’s 2021 total net loss. Subsequent to the filing of the original Form 10-K, as a result of an audit of COF2 2021 financial statement, COF2’s original 2021 net loss increased by approximately $129,000. This increase in COF2’s 2021 net loss resulted in an increase in the Partnership’s loss on its investment in COF2 in the amount of $44,000. The Partnership’s 2021 audited financial statements are restated to account for this increase in the loss on its investment in COF2. The impact of the restatement is as follows:

Balance Sheet as of December 31, 2021 – Investment in COF2 decreased by $44,000, from $546,939 as originally reported to $502,939 as restated. Total assets decreased $44,000, from $2,418,285 as originally reported to $2,374,285 as restated. Limited partners’ capital account decreased $44,000, from $1,812,362 as originally reported to $1,768,362  as restated.  Total liabilities and partners’ capital decreased $44,000 from $2,418,285 as originally reported to $2,374,285 as restated.

Statement of Operations for the year ended December 31, 2021 – Loss on investment in COF increased $44,000  from $69,832 as originally reported to $113,832 as restated. Net loss allocated to limited partners increased $44,000, from $394,034 as originally reported to $438,034 as restated. Net loss per equivalent limited partners unit increase $0.03, from 0.26 as originally reported to $0.29 as restated.

Statement of Partners’ Capital for the year ended December 31, 2021 – Net loss allocated to limited partners increased $44,000, limited partners’ capital account and total capital decreased $44,000.

Statement of Cash Flows for the year ended December 31, 2021 – Net loss increased $44,000 from $394,034 as originally reported to $438,034 as restated. Loss on equity in COF2 investment increased $44,000 from $69,833 as originally reported to $113,833 as restated. Net cash used in operating activities remained unchanged.

2

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

Our primary uses of cash for the year ended December 31, 2021 were for cash used in operating activities of approximately $606,000, capital expenditures of approximately $150,000, limited partner redemptions of approximately $57,000 and equipment acquisition fees paid to the General Partner of approximately $600.  Our primary uses of cash for the year ended December 31, 2020 were for capital expenditures of approximately $228,000, limited partner redemptions of approximately $35,000, equipment acquisition fees paid to the General Partner of approximately $18,000 and debt placement fees paid the General Partner of approximately $2,000.

For the year ended December 31, 2021 cash was used in operating activities of approximately $606,000, which included a net loss of approximately $438,000 and depreciation and amortization expense of approximately $904,000.  Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $351,000.  For the year ended December 31, 2020 cash was provided by operating activities of approximately $6,000, which included a net loss of approximately $510,000, depreciation and amortization expense of approximately $1,346,000 and bad debt expense of approximately $115,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,085,000.

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

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at December 31, 2021 and 2020 was approximately $502,000 and $617,000, respectively.  For the year ended December 31, 2021, COF 2 declared distributions to the Partnership of approximately $0 of which approximately $0 was paid in 2021 and approximately $0 is recorded as a receivable from COF 2 at December 31, 2021.

RESULTS FROM OPERATIONS

For the year ended December 31, 2021, we recognized revenue of approximately $1,514,000, expenses of approximately $1,838,000 and other loss of approximately $113,000, resulted in a net loss of approximately $438,000.  For the year ended December 31, 2020, we recognized revenue of approximately $1,939,000, expenses of approximately $2,480,054 and other gain of approximately $31,000, resulted in a net loss of approximately $510,000.  The reduction in net loss is primarily due to more leases were expiring than new leases acquiring as well as an overall reduction in expenses including but not limited to, depreciation and amortization expense, equipment management fees and legal fees, partially offset by a decline in overall revenue.

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

Net loss was approximately $438,000 for the year ended December 31, 2021. This net loss was attributable to the changes in revenue and expenses as discussed above. Net loss was approximately $510,000 for the year ended December 31, 2020.  The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

Management’s Report on Internal Control Over Financial Reporting

It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a¬15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

As of December 31, 2021, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.  This period reporting error was caused by 2 contributing factors. First, as indicated in the prospectus, the General Partner manages multiple funds with similar objectives, therefore there could be conflicts of interest which could affect timing issues of reporting.  When the decision was made on other funds to later write off certain receivables, as it affected this fund as well, it caused a timing conflict with the originally filed 10K, resulting in this 10K-A, correcting those adjustments.  Additionally, as previously disclosed, the longer term effects that the post pandemic economic climate has had on corporate credit losses, has affected certain lessee’s ability to make timely payments to the fund, thereby causing adjusting entries to financial reporting.  Management has implemented a new control concerning timing issues to correct this.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

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

Clint Mobley, age 56, joined Commonwealth Capital Corp. in October 2021 a Vice President and Controller. Mr. Mobley is responsible for maintaining operational controls and procedures related to financial reporting, ensuring the accuracy of all data processed through the general ledger and protecting the company’s assets. As the Controller Mr. Mobley is also responsible for analyzing, interpreting and controlling the organization’s accounting and financial records and looking for ways to reduce overall costs without compromising company operations. Mr. Mobley has over thirty plus years of experience in managing back-office financial operations and performance initiatives.  A former two-sport college athlete who believes in teamwork and hard work. Now a disciplined, financial leader with extensive experience in managing accounting and financial operations of a business. Proven track record as a strategic analyst maximizing the effectiveness of existing processes/operations, developing strategies for process improvements and implementing effective, integrated systems, resulting in increased profitability and efficiency. Accomplished as a cross-functional, results-oriented, and proactive team leader on accounting teams for companies ranging from small start-ups to large industry leaders. Excellent problem solving and communication skills. Diverse accounting background working in eight different industries, Retail, Biotech & Pharmaceutical, Consumer Products, Real Estate Software, Computer Hardware & Software, Banking, Market Research and Manufacturing industries. Companies such as Therapeutic Proteins International, LLC.  Nestle USA, with sales in excess of $10 billion, Rosebud Restaurants Inc. Fair Isaac Corporation, with sales in excess of $807M.  ABN AMRO Corporation, Total assets of EUR 560.4 Billion.  Visual Insights, a spin off / start up from Lucent Tech, GEAC/Interealty, annual revenues of $442M, Circle K Company, revenues in excess of $3.6 billion. Information Resources Inc. annual revenue in excess of $376M. Over the years Mr. Mobley has managed teams as small as 3 and as large as 30 full time employees’ direct reports ranging from Clerical members to Accounting Managers. Education, North Central College, Naperville, Illinois, Bachelor in Accounting 1988. Certified Scrum Master, Business Analyst, Six Sigma Green Belt, ITIL 4 and Microsoft Excel Level 3.

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

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimise exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.  There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2021 and 2020 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf June 29, 2023 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VII, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By:	/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 2023:

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

Restatement of financial statements

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements as of and for the year ended December 31, 2021 have been restated to correct a misstatement.

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

To the Partners

Commonwealth Income & Growth Fund VII, LP

(Continued)

Impairment of Long-lived Assets

As discussed in Note 3, Topic, Long-Lived Assets, once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset. The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals, or comparable sales of similar assets, as applicable, based on asset type.

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

Reimbursable Expenses

As discussed in Note 3, Topic, Reimbursable Expenses, reimbursable expenses are ongoing operational expenses and fees associated with the allocation of salaries and benefits which are charged to the Partnership by Commonwealth Capital Corp. (CCC) in connection with the administration and operation of the Partnership are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

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

Blue Bell, Pennsylvania

April 15, 2022 (except for Note 6, Note 11 and  the effects of the restatement described in Note 2, to which the date is June 29, 2023)

Commonwealth Income &

Growth Fund VII, LP

Balance Sheets

	December 31,	December 31,
	2021	2020
	(As Restated)
ASSETS
Cash and cash equivalents	$4,424	$495,494
Lease income receivable, net of reserve of approximately $283,000 and $67,000 at December 31, 2021 and December 31, 2020, respectively	188,540	128,580
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $100,329 and $46,308 at December 31, 2021 and December 31, 2020, respectively	1,167,860	449,627
Other receivables, net of reserve of approximately $305,000 and $305,000 at December 31, 2021 and December 31, 2020, respectively	3,245	18,436
Prepaid expenses	4,337	10,282
	1,368,406	1,102,419

Net investment in Finance leases	35,775	46,459

Investment in COF 2	502,939	616,771

Equipment, at cost	12,891,552	14,912,479
Accumulated depreciation	(12,431,814)	(13,596,631)
	459,738	1,315,848

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $12,000 and $147,000 at December 31, 2021 and December 31, 2020, respectively	7,427	33,472
Total Assets	$2,374,285	$3,114,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$259,651	$123,089
Accounts payable, CIGF, Inc.	195,241	176,263
Unearned lease income	28,891	79,063
Notes payable	121,090	472,425
Total Liabilities	604,873	850,840

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	1,768,362	2,263,079
Total Partners' Capital	1,769,412	2,264,129
Total Liabilities and Partners' Capital	$2,374,285	$3,114,969

The accompanying notes are an integral part of these financial statements

Commonwealth Income &

Growth Fund VII, LP

Statements of Operations

	Years ended December 31,
	2021	2020
Revenue	(As Restated)

Lease	$1,233,407	$1,797,545
Interest and other	18,236	2,497
Sales and property taxes	65,274	80,190
Gain on sale of equipment	197,149	59,008
Total revenue and gain on sale of equipment	1,514,066	1,939,240

Expenses
Operating, excluding depreciation and amortization	585,878	802,028
Equipment management fee, General Partner	61,671	86,516
Interest	11,932	50,853
Depreciation	876,833	1,280,723
Amortization of equipment acquisition costs and deferred expenses	21,680	65,080
Sales and property taxes	65,274	80,190
Bad debt expense	215,000	114,664
Total expenses	1,838,268	2,480,054

Other Loss
Gain (loss) on investment in COF 2	(113,832)	31,176
Total other gain (loss)	(113,832)	31,176

Net loss	$(438,034)	$(509,638)

Net loss allocated to Limited Partners	$(438,034)	$(509,638)

Net loss per equivalent Limited Partnership unit	$(0.29)	$(0.33)

Weighted average number of equivalent Limited Partnership units outstanding during the year	1,533,852	1,539,024

The accompanying notes are an integral part of these financial statements

 Commonwealth Income &

Growth Fund VII, LP

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,542,106	$1,050	$2,807,344	$2,808,394
Net loss	-	-	-	(509,638)	(509,638)
Redemptions	-	(4,571)	-	(34,627)	(34,627)
Balance, December 31, 2020	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss (As Restated)	-	-	-	(438,034)	(438,034)
Redemptions	-	(7,750)	-	(56,683)	(56,683)
Balance, December 31, 2021 (As Restated)	50	1,529,785	$1,050	$1,768,362	$1,769,412

The accompanying notes are an integral part of these financial statements

Commonwealth Income &

Growth Fund VII, LP

Statements of Cash Flows

	Years ended December 31,
	2021	2020
	(As Restated)
Cash flows from operating activities
Net loss	$(438,034)	$(509,638)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	903,500	1,345,803
Amortization of initial direct costs - finance leases	5,058	752
Gain on sale of equipment	(197,149)	(59,008)
Bad debt expense	215,000	114,664
Loss on equity in COF 2 investment	113,833	(31,176)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(351,335)	(1,084,276)
Earned interest on finance leases	-	(7,265)
Changes in assets and liabilities
Payment from finance leases	10,094	16,811
Lease income receivable	(274,960)	51,671
Accounts receivable, Commonwealth Capital Corp., net	(718,233)	238,621
Other receivables	15,193	46,172
Prepaid expenses	5,944	2,336
Accounts payable	136,561	(43,339)
Accounts payable, CIGF, Inc., net	18,990	(91,213)
Other accrued expenses	(11)	(222)
Unearned lease income	(50,172)	15,111
Net cash (used in) provided by operating activities	(605,721)	5,804
Cash flows from investing activities
Capital expenditures	(149,840)	(228,324)
Equipment acquisition fees paid to the General Partner	(622)	(18,036)
Net proceeds from the sale of equipment	321,796	228,025
Income from Investment in COF2	-	4,080
Net cash provided by (used in) investing activities	171,335	(14,255)
Cash flows from financing activities
Redemptions	(56,683)	(34,627)
Debt placement fee paid to the General Partner	-	(2,226)
Net cash used in financing activities	(56,683)	(36,853)

Net decrease in cash and cash equivalents	(491,070)	(45,304)
Cash and cash equivalents beginning of year	495,494	540,798
Cash and cash equivalents end of year	$4,424	$495,494

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2021 and 2020, cash distributions to limited partners for each quarter were made at a rate of approximately 0% and 0% of their original contributed capital, respectively. Distributions during each of the years ended December 31, 2021 and 2020 were made to limited partners in the amount of approximately $0 and $0 per unit, respectively, based on each investor's number of limited partnership units outstanding during that year.

Distributions in the following approximate amounts declared to the Limited Partners for the years ended December 31, 2021 and 2020 were as follows:

Quarter Ended	2021	2020
March 31	$-	$-
June 30	-	-
September 30	-	-
December 31	-	-

2. Restatement of Previously Issued Financial Statements

The Partnership owns 34.08% of Commonwealth Opportunity Fund 2, LLC (“COF2”). The Partnership accounts for its investment in COF2 under the equity method in accordance with Accounting Standards Codification (“ASC”) 323. Under the equity method, the Partnership records its proportionate share of the Fund’s net income (loss). For the year ended December 31, 2021, the Partnership originally recorded a loss on its investment in COF2 of $69,832, which represented 34.08% of COF2’s 2021 total net loss. Subsequent to the filing of the original Form 10-K, as a result of an audit of COF2 2021 financial statement, COF2’s original 2021 net loss increased by approximately $129,000. This increase in COF2’s 2021 net loss resulted in an increase in the Partnership’s loss on its investment in COF2 in the amount of $44,000. The Partnership’s 2021 audited financial statements are restated to account for this increase in the loss on its investment in COF2. The impact of the restatement is as follows:

 Balance Sheet as of December 31, 2021 – Investment in COF2 decreased by $44,000, from $546,939as originally reported to $502,939 as restated. Total assets decreased $44,000, from $2,418,285 as originally reported to $2,374,285 as restated. Limited partners’ capital account decreased $44,000, from $1,812,362 as originally reported to $1,768,362 as restated. Total liabilities and partners’ capital decreased $44,000 from $2,418,285 as originally reported to $2,374,285 as restated.

Statement of Operations for the year ended December 31, 2021 – Loss on investment in COF2 increased $44,000 from $69,832 as originally reported to $113,832 as restated. Net loss allocated to limited partners increased $44,000, from $394,034 as originally reported to $438,034 as restated. Net loss per equivalent limited partners unit increase $0.03, from 0.26 as originally reported to $0.29 as restated.

Statement of Partners’ Capital for the year ended December 31, 2021 – Net loss allocated to limited partners increased$44,000, limited partners’ capital account and total capital decreased $44,000

Statement of Cash Flows for the year ended December 31, 2021 –  Net loss increased $44,000 from $394,034 as originally reported to $438,034 as restated. Loss on equity in COF2 investment increased $44,000 from $69,833 as originally reported to $113,833 as restated. Net cash used in operating activities remained unchanged.

3. Summary of Significant Accounting Policies

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

4. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and Other Business-Essential Capital Equipment (“equipment”)

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

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

5. Significant Customers

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

  ** Represents less than 10% of lease income receivable

6. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of Commonwealth Opportunity Fund 2 (“COF 2”), an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the Programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at December 31, 2021 and 2020 was approximately $503,000 and $617,000, respectively (see COF 2 Financial Summary below). For the year ended December 31, 2021, COF 2 declared distributions to the Partnership of approximately $0 of which approximately $0 was paid in 2021 and approximately $0 is recorded as a receivable from COF 2 at December 31, 2021.

COF 2 Summarized Financial Information

At December 31,	2021	2020
	(restated)
Assets	$1,793,000	$1,993,000
Liabilities	$430,000	$296,000
Partners' capital	$1,363,000	$1,697,000
Revenue	$401,000	$794,000
Expenses	$735,000	$703,000
Net income (loss)	$(334,000)	$91,000

7. Related Party Transactions

Receivables/Payables

As of December 31, 2021 and 2020, the Partnership’s related party receivables and payables are short term, unsecured, non-interest bearing.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2021	AMOUNT INCURRED DURING 2020

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

8. Notes Payable

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

9. Supplemental Cash Flow Information

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

10. Commitments and Contingencies

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

11. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2021 and 2020 as follows:

Years Ended December 31,	2021	2020
	(restated)
Tax basis of net assets (unaudited)	$3,550,097	$2,863,609
Financial statement basis of net assets	1,769,412	2,264,129
Difference (unaudited)	$1,780,685	$599,480

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2021	2020
Net loss for financial reporting purposes to taxable gain	$(438,034)	$(509,638)
Gain on sale of equipment	153,620	80,088
Depreciation	723,577	602,262
Amortization	(2,340)	34,317
Unearned lease income	(46,375)	50,421
Penalties	7,481	472
Bad debt expense	(23,362)	51,583
*Other	300,722	(79,349)
Taxable income on the Federal Partnership return (unaudited)	$675,289	$230,156

*Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

12.  COVID-19

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

