Form 10-Q
period 2023-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2023-10-11
CIK 1450335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-156357

COMMONWEALTH INCOME & GROWTH FUND VII, LP
(Exact name of registrant as specified in its charter)

Pennsylvania	26-3733264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4532 US Highway 19

Suite 200

New Port Richey, FL 34652(Address, including zip code, of principal executive offices)

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

FORM 10-Q

MARCH 31, 2023

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$-	$-
Lease income receivable, net of reserve of approximately $318,000 at March 31, 2023 and December 31, 2022	414,547	396,829
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $354,000 and $319,000 at March 31, 2023 and December 31, 2022, respectively	1,226,319	1,145,764
Other receivables, net of reserve of approximately $305,000 at March 31, 2023 and December 31, 2022, respectively	3,245	8,144
Prepaid expenses	3,105	5,550
	1,647,216	1,556,287

Net investment in finance leases	21,876	24,604

Investment in COF 2	348,822	366,539

Equipment, at cost	12,549,702	12,796,472
Accumulated depreciation	(11,750,676)	(11,928,245)
	799,026	868,227

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $5,000 and $20,000 at March 31, 2023 and December 31, 2022, respectively	31,327	35,743
Total Assets	$2,848,268	$2,851,401

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$133,096	$148,584
Accounts payable, CIGF, Inc.	844,489	720,835
Unearned lease income	67,786	48,796
Notes payable	359,066	408,073
Total Liabilities	1,404,437	1,326,287

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,050	1,050
Limited Partners	1,442,781	1,524,064
Total Partners' Capital	1,443,831	1,525,114
Total Liabilities and Partners' Capital	$2,848,268	$2,851,401

The accompanying notes are an integral part of these financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Lease	$127,496	$198,987
Interest and other	21,421	4,241
Sales and property taxes	4,140	11,822
Gain on sale of equipment	14,163	3,936
Total revenue and gain on sale of equipment	167,220	218,986

Expenses
Operating, excluding depreciation and amortization	134,231	77,623
Equipment management fee, General Partner	12,575	10,010
Interest	6,225	1,276
Depreciation	69,200	101,065
Amortization of equipment acquisition costs and deferred expenses	4,415	1,477
Sales and property taxes	4,140	11,822
Total expenses	230,786	203,273

Other Loss
Loss on investment in COF 2	(17,717)	(23,391)
Total other loss	(17,717)	(23,391)

Net Loss	$(81,283)	$(7,678)

Net loss allocated to Limited Partners	$(81,283)	$(7,678)

Net loss per equivalent Limited Partnership unit	$(0.05)	$(0.01)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,528,035	1,529,785

The accompanying notes are an integral part of these financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners' Capital
For the three months ended March 31, 2023 and 2022
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2023	50	1,528,035	$1,050	$1,524,064	$1,525,114
Net loss	-	-	-	(81,283)	(81,283)
Balance, March 31, 2023	50	1,528,035	$1,050	$1,442,781	$1,443,831

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,529,785	$1,050	$1,768,362	$1,769,412
Net loss	-	-	-	(7,678)	(7,678)
Balance, March 31, 2022	50	1,529,785	$1,050	$1,760,684	$1,761,734

The accompanying notes are an integral part of these financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net cash (used in) provided by operating activities	$(14,163)	$158,976

Cash flows from investing activities
Capital expenditures	-	(166,380)
Net proceeds from the sale of equipment	14,163	2,980
Net cash provided by (used in) investing activities	14,163	(163,400)

Cash flows from financing activities
Redemptions	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	-	(4,424)

Cash and cash equivalents beginning of period	-	4,424

Cash and cash equivalents end of period	$-	$-

The accompanying notes are an integral part of these financial statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2022 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2023.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2023 and December 31, 2022 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

The Partnership considers cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2023, cash and cash equivalents was held in one bank account maintained at one financial institution with an aggregate balance of approximately $200. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2023, the total cash bank balance was as follows:

At March 31, 2023	Balance
Total bank balance	$200
FDIC insured	(200)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in its accounts, and believes it is not exposed to any significant credit risk. The amount in its accounts will fluctuate throughout 2023 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption.  ASU 2019-10 extended the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this Update eliminate the accounting guidance for (Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The Partnership adopted this new guidance, including the subsequent updates to Topic 326 on January 1, 2023 and the adoption did not have a material impact to its financial statement upon adoption. For the three months ended March 31, 2023, the Partnership’s finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2023 was approximately $10,527,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2023 was approximately $94,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2023 was approximately $24,408,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2023 was approximately $236,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  As additional investment opportunities arise during 2023, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2023	195,000
Year Ended December 31, 2024	209,000
Year Ended December 31, 2025	115,000
Year Ended December 31, 2026	59,000
Year Ended December 31, 2027	54,000
$632,000

Finance Leases:

The following lists the components of the net investment in finance leases:

At March 31,	March 31, 2023	December 31, 2022
Carrying value of lease receivable	$19,000	$22,000
Estimated residual value of leased equipment (unguaranteed)	2,500	2,000
Initial direct costs - finance leases	-	-
Net investment in finance leases	$21,500	$24,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2023:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2023 and December 31, 2022, the Partnership determined that it did not have a need for an allowance for uncollectible accounts associated with any of its finance leases, as the customer payment histories with the Partnership, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable finance leases at March 31, 2023:

Periods Ended December 31,	Amount
Nine months ended December 31, 2023	9,000
Year ended December 31, 2024	11,000
$20,000

4. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of COF 2, an affiliate fund of the General Partner.  In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates.  COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the programs.  The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323.  The Partnership’s net investment in COF 2 at March 31, 2023 and December 31, 2022 was approximately $349,000 and $367,000, respectively (see COF 2 Financial Summary below).  During the three months ended March 31, 2023, COF 2 did not declare any distribution to the Partnership.

	March 31,	December 31,
COF 2 Summarized Financial Information	2023	2022
Assets	$1,689,000	$1,693,000
Liabilities	$778,000	$730,000
Partners' capital	$911,000	$963,000
Revenue	$118,000	$526,000
Expenses	$170,000	$926,000
Net loss	$(52,000)	$(400,000)

5. Related Party Transactions

Receivables/Payables

As of March 31, 2023 and December 31, 2022, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2023	2022
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2023 and 2022, the Partnership was charged approximately $81,000 and $44,000 in other LP expense, respectively.

	$113,000	$75,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2023 and 2022, the General Partner earned acquisition fees from operating and finance leases of approximately $0 and $0, respectively.	$-	$-
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

	$13,000	$10,000
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

	$438	$92

6. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2023	December 31, 2022
Installment note payable to bank; interest at 4.10% due in monthly installments of $5,229, including interest, with final payment in March 2023	-	16,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	26,500	30,000
Installment note payable to bank; interest at 4.65% due in monthly installments of $1,176, including interest, with final payment in March 2024	14,000	17,000
Installment note payable to bank; interest at 4.75% due in monthly installments of $3,527, including interest, with final payment in May 2024	48,000	58,000
Installment note payable to bank; interest at 6.21% due in monthly installments of $2,213, including interest, with final payment in June 2024	32,000	38,000
Installment note payable to bank; interest at 7.10% due in monthly installments of $4,889, including interest, with final payment in November 2027	238,500	249,000
	$359,000	$408,000

The notes are secured by specific equipment with a carrying value of approximately $538,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2023 are as follows:

Amount
Nine months ended December 31, 2023	110,000
Year ended December 31, 2024	95,000
Year ended December 31, 2025	49,000
Year ended December 31, 2026	53,000
Year ended December 31, 2027	52,000
$359,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2023 and 2022 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2023	2022
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$49,000	$19,000

During the three months ended March 31, 2023 and 2022, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $10.4 billion, down 2 percent year-over-year from new business volume in March 2022. Volume was up 32 percent from $7.9 billion in February. Year-to-date, cumulative new business volume was up 4 percent compared to 2022.

Receivables over 30 days were 1.9 percent, up from 1.8 percent the previous month and up from 1.5 percent in the same period in 2022. Charge-offs were 0.32 percent, unchanged from the previous month and up from 0.10 percent in the year-earlier period.

Credit approvals totaled 75.3, down from 75.7 percent in February. Total headcount for equipment finance companies was down 4.6 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 47.0, a decrease from the March index of 50.3.

ELFA President and CEO Ralph Petta said, “While originations for the month are strong—in the face of a persistently high interest rate and inflationary environment—the metrics that bear monitoring deal with portfolio quality. Delinquencies and losses are up compared to the same period last year, indicating a potential softness in the economy that is making it more difficult for lessees to honor their lease and financing obligations.”

Linda Redding, Head of Equipment Finance, J.P. Morgan Commercial Banking, said, “Despite continued economic uncertainty, rising interest rates and other challenges, the equipment finance industry remains resilient, as seen in the increase in cumulative new business volume in the first quarter. The industry continues to demonstrate its viability throughout economic cycles, as there is a consistent need for companies of all industries and sizes to invest in equipment. Times of economic uncertainty can even create unique opportunities for the equipment finance industry, as its flexible solutions can allow businesses to preserve strong liquidity and cash positions when they need them most.”

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

Through March 31, 2023, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.  Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2023, was net proceeds from the sale of equipment of approximately $14,000.  This compares to our primary sources of cash for the three months ended March 31, 2022 of cash provided by net proceeds from the sale of equipment of approximately $3,000.

Our primary use of cash for the three months ended March 31, 2023 was cash used in operating activities of  approximately $14,000.  This compares to our  primary use of cash for the three months ended March 31, 2022 of capital expenditures of  approximately $166,000.

Cash used in operating activities for the three months ended March 31, 2023 was approximately $14,000, including a net loss of approximately $81,000 and depreciation and amortization expenses of approximately $74,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $49,000.  This compares to cash used in operating activities for the three months ended March 31, 2022, of approximately $159,000, including a net loss of approximately $8,000 and depreciation and amortization expenses of approximately $103,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $19,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2023 as management focuses on additional equipment acquisitions.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2023, cash and cash equivalents were held in one bank account maintained at one financial institution with an aggregate balance of approximately $200. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2023, the total cash bank balance was as follows:

At March 31, 2023	Balance
Total bank balance	$200
FDIC insured	(200)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in its account will fluctuate throughout 2023 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of March 31, 2023, we had future minimum rentals on operating leases of approximately $195,000 for the balance of the year ending December 31, 2023 and approximately $437,000 thereafter.

As of March 31, 2023, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2023 and approximately $11,000 through 2024.

As of March 31, 2023, our non-recourse debt was approximately $359,000 with interest rates ranging from 4.10% through 7.10% and is payable through November 2027.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Lease Revenue

Our lease revenue decreased to approximately $127,000 for the three months ended March 31, 2023, from approximately $199,000 for the three months ended March 31, 2022.  The Partnership had 20 and 20 active operating leases that generated lease revenue for the three months ended March 31, 2023 and 2022, respectively.  This decrease is primarily due to partial sales of equipment despite number of active leases remaining unchanged.  Management expects to add new leases to our portfolio throughout the remainder of 2023, funded primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2023, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $14,000.  For the three months ended March 30, 2022, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $134,000 for the three months ended March 31, 2023, from approximately $78,000 for the three months ended March 31, 2022.  This increase is primarily due to an increase in other LP expenses of approximately $38,000, accounting fees of approximately $17,000 and temporary services expenses of approximately $4,000, partially offset by a decrease in panrtership taxes of approximately $3,000.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  The total equipment management fee increased to approximately $13,000 for the three months ended March 31, 2023 from approximately $10,000 for the three months ended March 31, 2022. This increase is due to prior period adjustment adjusted in the current reporting period.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  These expenses decreased to approximately $74,000 for the three months ended March 31, 2023, from approximately $103,000 for the three months ended March 31, 2022.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2023.

Net Loss

For the three months ended March 31, 2023, we recognized revenue of approximately $167,000, expenses of approximately $231,000 and other loss of $18,000, resulting in net loss of approximately $81,000.  For the three months ended March 31, 2022, we recognized revenue of approximately $218,000, expenses of approximately $203,000 and other loss of $23,000, resulting in net loss of approximately $8,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period covered by this Quarterly Report, the Company’s disclosure controls and procedures were temporarily rendered non-effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations due to the reasons set forth below.

During the period covered by this report, management determined the filing delay of financial information for the period was a result of a contractual dispute with a third-party financial vendor which provides information necessary for completion of audit process for the filing of the 10K, which thereby resulted in the delay of the 10Q.  Specifically, we were unable to conduct a timely reconciliation of all accounts until resolution of the aforesaid dispute.  As a result, we have concluded that our internal control over financial reporting was not effective for this period.  We have taken steps to remediate this issue and improve our internal control over financial reporting.  However, we cannot assure you that these steps will be successful or that we will not identify additional material weaknesses in the future.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

October 11, 2023	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

