Form 10-Q/A
period 2022-03-31
Commonwealth Income & Growth Fund VII, LP
filed 2024-04-16
CIK 1450335

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of COMMONWEALTH INCOME & GROWTH FUND VII, LP for the quarterly period ended March 31, 2022 is to restate our condensed financial statements as of March 31, 2022 and for the three months then ended, as detailed below, filed with the Securities and Exchange Commission on May 18, 2022 (the “Form 10-Q”). Subsequent to the filing of Form 10-Q for the period March 31, 2022, we discovered two accounting errors:

1.) We acquired a 30% interest in fixed asset equipment, which also included the assignment of a 30% interest in the equipment leasing revenue contract as well as the assumption of 30% of a note payable secured by the equipment. We subsequently discovered that we inadvertently neglected to record the 30% interest in the equipment leasing revenue contract, as well as the assumption of 30% of the note payable secured by the equipment. 2) We have a 34.08% investment in Commonwealth Opportunity Fund 2, LLC (“COF2) and recognize 34.08% of COF2’s annual net income(loss) as income (loss) in investment from COF2. Subsequent to our 2022 SEC filings, we were informed that COF2’s 2022 net loss was erroneously overstated, resulting in a reduction of the loss in investment from COF2 that we originally recorded. In addition, we had to reduce the beginning Limited Partners capital account and the investment in COF2 by $44,000 to account for the impact of a previous restatement to our December 31, 2021 financial statements.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 18, 2022. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements

•	Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

Subsequent to the issuance of the condensed financial statements as of and for the three months ended March 31, 2022, included in the Form 10-Q filed with the SEC on May 18, 2022, we discovered that we inadvertently neglected to record the 30% interest in the equipment leasing revenue contract, as well as the assumption of 30% of the note payable secured by the equipment. This error resulted in an understated of accounts receivable, Commonwealth Capital Corp and an understatement of notes payable balances as of March 31, 2022 of $91,597 and $73,650, an understatement of lease income in the amount of $18,824 and an understatement of interest expense in the amount of $878 for the three months ended March 31, 2022. We also discovered that the loss in investment from COF2 was overstated, which resulted in an understatement of our investment in COF2 as of March 31, 2022 of $11,071 and an overstatement of our loss in investment from COF2 of $11,071 for the three months ended March 31, 2022.  In addition, we had to reduce the beginning Limited Partners capital account and the investment in COF2 by $44,000 to account for the impact of a previous restatement to our December 31, 2021 financial statements.

See Note 2 of the condensed financial statements for further details.

FORM 10-Q

MARCH 31, 2022

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VII
Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2022	2021
	(Restated)
ASSETS
Cash and cash equivalents	$-	$4,424
Lease income receivable, net of reserve of approximately $225,000 and $283,000 at March 31, 2022 and December 31, 2021, respectively	248,905	188,540
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $195,000 and $100,329 at March 31, 2022 and December 31, 2021, respectively	1,118,820	1,167,860
Other receivables, net of reserve of approximately $587,000 and $305,000 at March 31, 2022 and December 31, 2021, respectively	3,245	3,245
Prepaid expenses	7,371	4,337
	1,378,341	1,368,406

Net investment in finance leases	33,043	35,775

Investment in Commonwealth Opportunity Fund 2	490,619	502,939

Equipment, at cost	13,028,564	12,891,552
Accumulated depreciation	(12,514,164)	(12,431,814)
	514,398	459,738

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $9,000 and $12,000 at March 31, 2022 and December 31, 2021, respectively	10,936	7,427
	10,936	7,427
Total Assets	$2,427,337	$2,374,285

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Accounts payable	$194,844	$259,651
Accounts payable, CIGF, Inc.	239,867	195,241
Unearned lease income	25,678	28,891
Notes payable	176,199	121,090
Total Liabilities	636,586	604,873

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL

General Partner	1,050	1,050
Limited Partners	1,789,701	1,768,362
Total Partners’ Capital	1,790,751	1,769,412
Total Liabilities and Partners’ Capital	$2,427,337	$2,834,285

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2022 (Restated)	2021
Revenue
Lease	$217,811	$348,889
Interest and other	4,241	7,308
Sales and property taxes	11,822	16,821
Gain on sale of equipment	3,936	9,273
Total revenue and gain on sale of equipment	237,810	382,291

Expenses
Operating, excluding depreciation and amortization	77,623	178,214
Equipment management fee, General Partner	10,010	17,505
Interest	2,154	5,639
Depreciation	101,065	286,434
Amortization of equipment acquisition costs and deferred expenses	1,477	11,674
Sales and property taxes	11,822	16,821
Total expenses	204,151	516,287

Other loss
Loss in investment from COF 2	(12,320)	(12,853)
Total other loss	(12,320)	(12,853)

Net income (loss)	$21,339	$(146,849)

Net income (loss) allocated to Limited Partners	$21,339	$(146,849)

Net income (loss) per equivalent Limited Partnership unit	$0.01	$(0.10)

Weighted average number of equivalent limited partnership units outstanding during the period	1,529,785	1,534,609

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VII
Condensed Statement of Partners’ Capital
For the three months ended March 31, 2022 and 2021
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022 (As Restated)	50	1,529,785	$1,050	$1,768,362	$1,769,412
Net income (As Restated)	-	-	-	21,339	21,339
Balance, March 31, 2022 (As Restated)	50	1,529,785	$1,050	$1,789,701	$1,805,734

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,537,535	$1,050	$2,263,079	$2,264,129
Net loss	-	-	-	(146,849)	(146,849)
Redemptions	-	(4,500)	-	(37,467)	(37,467)
Balance, March 31, 2021	50	1,533,035	$1,050	$2,078,763	$2,079,813

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

2. Restatement of Previously Issued Financial Statements

Subsequent to the filing of Form 10-Q for the period March 31, 2022,  two accounting errors were discovered: 1.) The Partnership acquired a 30% interest in fixed asset equipment, which also included the assignment of a 30% interest in the equipment leasing revenue contract, as well, as the assumption of 30% of a note payable secured by the equipment. The Partnership inadvertently neglected to record the 30% interest in the equipment leasing revenue  contract, as well, as the assumption of 30% of the note payable secured by the equipment; 2.) The Partnership has a 34.08% investment in Commonwealth Opportunity Fund 2, LLC (“COF2”) and recognizes 34.08% of.COF2’s annual net income (loss) as income (loss) in investment from COF2. Subsequent to the Partnership’s 2022 SEC filings, the Partnership was informed that COF2’s 2022 net loss was erroneously overstated, resulting in a reduction of the loss in investment from COF2 that was originally recorded. In addition, the beginning Limited Partners capital account and the investment in COF2 were reduced by $44,000 to account for the impact of a previous restatement to the Company’s December 31, 2021 financial statements.

The impact of the restatement is as follows:

Condensed Balance Sheet as of March 31, 2022:

1.)	Accounts receivable, Commonwealth Capital Corp increased $91,597, from $1,027,223 as originally reported to $1,118,820 as restated.

2.)

Note Payable increased $73,650, from $102,548 as originally reported to $176,199 as restated. which was due to the assumption of $91,597 note offset by $17,946 on principal payments during the 3 months ended March 31, 2022.

3.)	Investment in COF2 decreased $32,929 from $523,548 as originally reported to $490,619 as restated,

4.)	Total assets increased $58,666, from $2,368,671 as originally reported to $2,427,337 as restated

5.)	Total Liabilities increased $73,650, from $562,937, as originally reported to $636,586 as restated.

6.)	Limited Partners’ capital account decreased $14,983, from $1,804,684 as originally reported to $1,789,701 as restated.

7.)	Total Partners’ Capital account decreased $14,983, from $1,805,734 as originally reported to $1,790,751 as restated.

8.)	Total Liabilities and Partners’ Capital Increased $58,666, from $2,368,671 as originally reported to $2,427,337 as restated

Condensed Statement of Operations for the three months ended March 31, 2022:

1.)	Lease Income increased $18,824, from $198,987 as originally reported to $217,811 as restated.

2.)	Interest Expense increased $878 from $1,276 as originally reported to $2,154 as restated.

3.)	Total expense increased $878, from $203,273 as originally reported to $204,151 as restated.

4.)	Loss in investment from COF2 decreased $11,071, from ($23,391) as originally reported to ($12,320) as restated.

5.)	Net loss decreased by $29,017, from net loss of ($7,678) as originally reported to net income of $21,339 as restated.

6.)	Net loss allocated to limited partners decreased by $29,017, from ($7,678) as originally reported to net income of $21,339 as restated.

7.)	Net Income (loss) per equivalent limited partners unit decreased $0.02, from (0.01) as originally reported to $0.01 as restated.

Condensed Statement of Partners’ Capital for the three months ended March 31, 2022:

1.)	Net loss decreased by $29,017, from net loss of ($7,678) as originally reported to net income of $21,339 as restated.

2.)	Limited Partners’ capital account decreased $14,983, from $1,804,684 as originally reported to $1,789,701 as restated.

3.)	Total Partners’ Capital account decreased $14,983, from $1,805,734 as originally reported to $1,790,751 as restated.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2022 was approximately $6,216,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2022 was approximately $135,000 (restated) and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2022 was approximately $14,914,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2022 was approximately $246,000.

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

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
(Restated)
Nine months ended December 31, 2022	147,000
Year Ended December 31, 2023	95,500
Year Ended December 31, 2024	58,000
Year Ended December 31, 2025	18,500
$319,000

Finance Leases:

The following lists the components of the net investment in finance leases:

At March 31,	March 31, 2022	December 31, 2021
Carrying value of lease receivable	$32,000	$33,000
Estimated residual value of leased equipment (unguaranteed)	-	2,000
Initial direct costs - finance leases	-	-
Net investment in finance leases	$32,000	$35,000

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
$32,000

5. Investment in COF 2

On August 13, 2015, the Partnership purchased 1,648 units for $1,500,000, of COF 2, an affiliate fund of the General Partner. In accordance with the Partnership Agreement, the Partnership is permitted to invest in equipment programs formed by the General Partner or its affiliates. COF 2 is an affiliate program that broke escrow on August 13, 2015. The General Partner believes this action is in the best interests of all the programs. The Partnership accounts for its investment in COF 2 under the equity method in accordance with ASC 323. The Partnership’s net investment in COF 2 at March 31, 2022 and December 31, 2021 was approximately $491,000 (restated) and $503,000, respectively (see COF 2 Financial Summary below). During the three months ended March 31, 2022, COF 2 did not declare any first quarter distribution to the Partnership.

	March 31,	December 31,
COF 2 Summarized Financial Information	2022 (Restated)	2021
Assets	$1,648,000	$1,793,000
Liabilities	$338,000	$430,000
Partners’ capital	$1,310,000	$1,363,000
Revenue	$120,000	$401,000
Expenses	$156,000	$735,000
Net loss	$(36,000)	$(334,000)

6. Related Party Transactions

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

	$92	$287

7. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2022 (Restated)	December 31, 2021
Installment note payable to bank; interest at 4.10% due in monthly installments of $11504, including interest, with final payment in March 2023	135,000	76,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $1,377, including interest, with final payment in November 2024	41,000	45,000
	$176,000	$121,000

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

Amount (Restated)
Nine months ended December 31, 2022	112,000
Year ended December 31, 2023	49,500
Year ended December 31, 2024	14,500
$176,000

8. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2022	2021
	(Restated)
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$36,489	$200,000

As of January 1, 2022, the Company assumed 30% of a note payable secured by equipment, which increased notes payable by $91,597 and increase accounts receivable, Commonwealth Capital Corp by the same amount.

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

Cash provided by operating activities for the three months ended March 31, 2022 was approximately $159,000, including a net income of approximately $21,000 and depreciation and amortization expenses of approximately $103,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $36,000.  This compares to cash used in operating activities for the three months ended March 31, 2021, of approximately $213,000, including a net loss of approximately $147,000 and depreciation and amortization expenses of approximately $298,000.  Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $200,000.

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

As of March 31, 2022, we had future minimum rentals on operating leases of approximately $147,000 for the balance of the year ending December 31, 2022 and approximately $172,000 thereafter.

As of March 31, 2022, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2022 and approximately $23,000 through 2024.

As of March 31, 2022, our non-recourse debt was approximately $176,000 with interest rates ranging from 4.10% through 5.00% and is payable through November 2024.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Lease Revenue

Our lease revenue decreased to approximately $218,000 for the three months ended March 31, 2022, from approximately $349,000 for the three months ended March 31, 2021.  The Partnership had 20 and 32 active operating leases that generated lease revenue for the three months ended March 31, 2022 and 2021, respectively.  This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2022, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $4,000.  For the three months ended March 30, 2021, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $9,000.

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

Net Income/ Loss

For the three months ended March 31, 2022, we recognized revenue of approximately $237,500, expenses of approximately $204,000 and other loss of $12,500, resulting in net income of approximately $21,000. For the three months ended March 31, 2021, we recognized revenue of approximately $382,000, expenses of approximately $516,000 and other loss of $13,000, resulting in net loss of approximately $147,000.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at March 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

As of March 31, 2022, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.  We lacked proper internal control over purchase accounting to ensure that we properly record purchases of fixed assets with assumption of notes payable, along with lack of internal controls over lease revenue. We also lacked proper internal controls over the accounting of investments under the equity method.

There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

April 16, 2024	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.